Form 10-Q
period 2022-04-02
WOLVERINE WORLD WIDE INC /DE/
filed 2022-05-12
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 80,734,007 shares of common stock, $1 par value, outstanding as of April 25, 2022.

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
•the cost, including the effect of inflationary pressures and availability of raw materials, inventories, services and labor for contract manufacturers;
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
These or other uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (the “2021 Form 10-K”). Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended
(In millions, except per share data)	April 2, 2022	April 3, 2021
Revenue	$614.8	$510.7
Cost of goods sold	353.5	288.4
Gross profit	261.3	222.3
Selling, general and administrative expenses	211.3	174.4
Environmental and other related costs, net of recoveries	30.4	(10.2)
Operating profit	19.6	58.1
Other expenses:
Interest expense, net	8.7	9.6
Other expense (income), net	(1.1)	2.8
Total other expenses	7.6	12.4
Earnings before income taxes	12.0	45.7
Income tax expense	3.6	7.3
Net earnings	$8.4	$38.4
Less: net loss attributable to noncontrolling interests	(1.3)	(0.1)
Net earnings attributable to Wolverine World Wide, Inc.	$9.7	$38.5

Net earnings per share (see Note 3):
Basic	$0.12	$0.46
Diluted	$0.12	$0.45

Comprehensive income	$5.3	$44.6
Less: comprehensive loss attributable to noncontrolling interests	(1.1)	(0.4)
Comprehensive income attributable to Wolverine World Wide, Inc.	$6.4	$45.0

Cash dividends declared per share	$0.10	$0.10
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	April 2, 2022	January 1, 2022	April 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$149.6	$161.7	$364.8
Accounts receivable, less allowances of $25.4, $28.3 and $25.0	370.6	319.6	323.6
Finished products, net	470.6	354.1	311.2
Raw materials and work-in-process, net	12.7	11.4	9.7
Total inventories	483.3	365.5	320.9
Prepaid expenses and other current assets	74.4	56.9	37.9
Total current assets	1,077.9	903.7	1,047.2
Property, plant and equipment, net of accumulated depreciation of $222.0, $219.1 and $202.6	128.4	129.0	120.8
Lease right-of-use assets, net	137.7	138.2	136.7
Goodwill	552.4	556.6	442.7
Indefinite-lived intangibles	707.4	718.1	382.3
Amortizable intangibles, net	72.6	74.6	71.2
Deferred income taxes	1.6	1.8	2.2
Other assets	68.0	64.4	64.2
Total assets	$2,746.0	$2,586.4	$2,267.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$293.8	$222.1	$279.3
Accrued salaries and wages	18.9	41.7	17.8
Other accrued liabilities	254.5	222.5	157.0
Lease liabilities	35.2	38.3	33.7
Current maturities of long-term debt	10.0	10.0	10.0
Borrowings under revolving credit agreements	355.0	225.0	—
Total current liabilities	967.4	759.6	497.8
Long-term debt, less current maturities	729.6	731.8	710.4
Accrued pension liabilities	106.2	107.4	146.5
Deferred income taxes	110.8	118.9	37.0
Lease liabilities, noncurrent	119.3	118.2	122.8
Other liabilities	97.4	106.1	127.7
Stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 112,092,848, 111,632,094, and 111,243,844 shares issued	112.1	111.6	111.2
Additional paid-in capital	302.3	298.9	265.7
Retained earnings	1,129.6	1,128.2	1,123.1
Accumulated other comprehensive loss	(102.2)	(98.9)	(124.1)
Cost of shares in treasury; 31,035,541, 29,604,013, and 28,359,799 shares	(845.1)	(810.2)	(766.8)
Total Wolverine World Wide, Inc. stockholders’ equity	596.7	629.6	609.1
Noncontrolling interest	18.6	14.8	16.0
Total stockholders’ equity	615.3	644.4	625.1
Total liabilities and stockholders’ equity	$2,746.0	$2,586.4	$2,267.3
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Quarter Ended
(In millions)	April 2, 2022	April 3, 2021
OPERATING ACTIVITIES
Net earnings	$8.4	$38.4
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	8.5	7.2
Deferred income taxes	(6.8)	1.0
Stock-based compensation expense	10.3	10.0
Pension and SERP expense	2.3	3.5
Environmental and other related costs, net of cash payments and recoveries received	14.1	(0.2)
Other	2.2	0.6
Changes in operating assets and liabilities:
Accounts receivable	(52.2)	(56.2)
Inventories	(122.8)	(79.0)
Other operating assets	(8.1)	8.9
Accounts payable	74.4	95.8
Income taxes payable	8.2	(0.2)
Other operating liabilities	(31.0)	(3.5)
Net cash provided by (used in) operating activities	(92.5)	26.3
INVESTING ACTIVITIES
Additions to property, plant and equipment	(7.5)	(2.2)
Other	3.7	(0.5)
Net cash used in investing activities	(3.8)	(2.7)
FINANCING ACTIVITIES
Payments under revolving credit agreements	(37.0)	—
Borrowings under revolving credit agreements	167.0	—
Payments on long-term debt	(2.5)	(2.5)
Cash dividends paid	(8.4)	(8.5)
Purchases of common stock for treasury	(33.8)	—
Employee taxes paid under stock-based compensation plans	(7.1)	(9.2)
Proceeds from the exercise of stock options	0.8	10.5
Contributions from noncontrolling interests	7.0	4.8
Net cash provided by (used in) financing activities	86.0	(4.9)
Effect of foreign exchange rate changes	(1.8)	(1.3)
Increase (decrease) in cash and cash equivalents	(12.1)	17.4
Cash and cash equivalents at beginning of the year	161.7	347.4
Cash and cash equivalents at end of the quarter	$149.6	$364.8
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at January 2, 2021	$110.4	$252.6	$1,093.3	$(130.6)	$(764.3)	$11.6	$573.0
Net earnings (loss)			38.5			(0.1)	38.4
Other comprehensive income (loss)				6.5		(0.3)	6.2
Shares issued, net of shares forfeited under stock incentive plans (336,783 shares)	0.3	(7.0)					(6.7)
Shares issued for stock options exercised, net (480,292 shares)	0.5	10.1					10.6
Stock-based compensation expense		10.0					10.0
Cash dividends declared ($0.10 per share)			(8.7)				(8.7)
Purchases of shares under stock-based compensation plans (75,690 shares)					(2.5)		(2.5)
Capital contribution from noncontrolling interest						4.8	4.8
Balance at April 3, 2021	$111.2	$265.7	$1,123.1	$(124.1)	$(766.8)	$16.0	$625.1

Balance at January 1, 2022	$111.6	$298.9	$1,128.2	$(98.9)	$(810.2)	$14.8	$644.4
Net earnings (loss)			9.7			(1.3)	8.4
Other comprehensive income (loss)				(3.3)		0.2	(3.1)
Shares issued, net of shares forfeited under stock incentive plans (420,226 shares)	0.4	(7.6)					(7.2)
Shares issued for stock options exercised, net (40,528 shares)	0.1	0.7					0.8
Stock-based compensation expense		10.3					10.3
Cash dividends declared ($0.10 per share)			(8.3)				(8.3)
Purchase of common stock for treasury (1,432,813 shares)					(34.9)		(34.9)
Capital contribution from noncontrolling interest						7.0	7.0
Other						(2.1)	(2.1)
Balance at April 2, 2022	$112.1	$302.3	$1,129.6	$(102.2)	$(845.1)	$18.6	$615.3

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
On August 2, 2021, the Company completed the acquisition of Lady Leisure InvestCo Limited (the “Acquired Company”) for $417.4 million, which is net of acquired cash of $7.4 million. The Acquired Company owns the Sweaty Betty® brand and activewear business, a premium women’s activewear brand. See Note 16 for further discussion.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and notes included in the Company’s 2021 Form 10-K.
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
Fiscal Year
The Company’s fiscal year is the 52 or 53-week period that ends on the Saturday nearest to December 31. Fiscal years 2022 and 2021 each have 52 weeks. The Company reports its quarterly results of operations on the basis of 13-week quarters for each of the first three fiscal quarters and a 13 or 14-week period for the fiscal fourth quarter. References to particular years or quarters refer to the Company’s fiscal years ended on the Saturday nearest to December 31 or the fiscal quarters within those years.
Seasonality
The Company experiences moderate fluctuations in sales volume during the year, as reflected in quarterly revenue. The Company expects current seasonal sales patterns to continue in future years. The Company also experiences some fluctuation in its levels of working capital, typically reflecting an increase in net working capital requirements near the end of the first and third fiscal quarters. The Company meets its working capital requirements through internal operating cash flows and, as needed, under its revolving credit facility, as discussed in more detail under the caption "Liquidity and Capital Resources" in Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company's working capital could also be impacted by other events, including pandemics such as COVID-19.

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
3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended
(In millions, except per share data)	April 2, 2022	April 3, 2021
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$9.7	$38.5
Adjustment for earnings allocated to non-vested restricted common stock	(0.2)	(0.7)
Net earnings used in calculating basic and diluted earnings per share	$9.5	$37.8
Denominator:
Weighted average shares outstanding	81.5	82.5
Adjustment for non-vested restricted common stock	—	(0.4)
Shares used in calculating basic earnings per share	81.5	82.1
Effect of dilutive stock options	0.4	1.1
Shares used in calculating diluted earnings per share	81.9	83.2
Net earnings per share:
Basic	$0.12	$0.46
Diluted	$0.12	$0.45
For the quarters ended April 2, 2022 and April 3, 2021, 984,771 and 58,260 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Quarter Ended
(In millions)	April 2, 2022	April 3, 2021
Goodwill balance at beginning of the year	$556.6	$442.4
Foreign currency translation effects	(4.2)	0.3
Goodwill balance at end of the quarter	$552.4	$442.7
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $707.4 million, $718.1 million, and $382.3 million as of April 2, 2022, January 1, 2022, and April 3, 2021, respectively. The carrying value of the Company’s Sperry® trade name was $296.0 million as of April 2, 2022. Based on the interim impairment assessment as of April 2, 2022, it was determined that there were no triggering events indicating impairment of the Company’s goodwill and indefinite-lived intangible assets. The risk of future non-cash impairment for the Sperry® trade name is dependent on key assumptions used in the determination of the trade name's fair value, such as revenue growth, earnings before interest, taxes, depreciation and amortization ("EBITDA") margin, discount rate, and assumed tax rate, or if macroeconomic conditions deteriorate due to the COVID-19 pandemic and adversely affect the value of the Company's Sperry® trade name.
5.REVENUE FROM CONTRACTS WITH CUSTOMERS
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

	Quarter Ended April 2, 2022			Quarter Ended April 3, 2021
(In millions)	Wholesale	Consumer-Direct	Total	Wholesale	Consumer-Direct	Total
Wolverine Michigan Group	$275.6	$53.7	$329.3	$234.4	$63.3	$297.7
Wolverine Boston Group	169.0	43.3	212.3	150.8	50.1	200.9
Other	28.8	44.4	73.2	11.2	0.9	12.1
Total	$473.4	$141.4	$614.8	$396.4	$114.3	$510.7
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company is due $17.3 million of remaining fixed transaction price under its license agreements as of April 2, 2022, which it expects to recognize per the terms of its contracts over the course of time through December 2026. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
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
The Company’s contract balances are as follows:

(In millions)	April 2, 2022	January 1, 2022	April 3, 2021
Product returns reserve	$13.2	$16.6	$9.9
Customer markdowns reserve	2.9	2.3	2.2
Other sales incentives reserve	3.4	3.4	4.9
Customer rebates liability	16.7	17.0	13.9
Customer advances liability	7.9	6.8	4.0
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

6.DEBT
Total debt consists of the following obligations:

(In millions)	April 2, 2022	January 1, 2022	April 3, 2021
Term Facility, due October 21, 2026	$197.5	$200.0	$—
Term Loan A, due December 6, 2023	—	—	177.5
Senior Notes, 5.000% interest, due September 1, 2026	—	—	250.0
Senior Notes, 6.375% interest, due May 15, 2025	—	—	300.0
Senior Notes, 4.000% interest, due August 15, 2029	550.0	550.0	—
Borrowings under revolving credit agreements	355.0	225.0	—
Unamortized deferred financing costs	(7.9)	(8.2)	(7.1)
Total debt	$1,094.6	$966.8	$720.4
On October 21, 2021, the Company entered into a 2021 Replacement Facility Amendment and Reaffirmation Agreement (the “Amendment”) to its credit facility (as amended and restated, the "Credit Agreement"). The Amendment amended and restated the prior credit agreement to, among other things: (i) provide for a term loan A facility (the “Term Facility”) in an aggregate principal amount of $200.0 million, which replaced the existing term loan A; (ii) provide for an increased revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facilities”) with total commitments of $1.0 billion, an increase of $200.0 million from the existing Revolving Facility; and (iii) set the LIBOR floor to 0.000%, a decrease of 0.750% from the existing Senior Credit Facilities. The maturity date of the loans under the Senior Credit Facilities was extended to October 21, 2026. The Amendment provides for a debt capacity of up to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $2.0 billion unless certain specified conditions set forth in the Credit Agreement are met.
The Term Facility requires quarterly principal payments with a balloon payment due on October 21, 2026. The scheduled principal payments due under the Term Facility over the next 12 months total $10.0 million as of April 2, 2022 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets.
The Revolving Facility allows the Company to borrow up to an aggregate amount of $1.0 billion. The Revolving Facility also includes a $100.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Facility of $6.0 million, $5.8 million and $6.1 million as of April 2, 2022, January 1, 2022 and April 3, 2021, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Facility.
The interest rates applicable to amounts outstanding under Term Facility and to U.S. dollar denominated amounts outstanding under the Revolving Facility are, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Credit Agreement). At April 2, 2022, the Term Facility and the Revolving Facility had a weighted-average interest rate of 1.68%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Senior Credit Facilities also contain certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Senior Credit Facilities require compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Senior Credit Facilities). As of April 2, 2022, the Company was in compliance with all covenants and performance ratios under the Amended Senior Credit Facility.
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

The Company has a foreign revolving credit facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of April 2, 2022, January 1, 2022 and April 3, 2021.
The Company included in interest expense the amortization of deferred financing costs of $0.5 million and $0.7 million for the quarters ended April 2, 2022 and April 3, 2021, respectively.
7. LEASES
The following is a summary of the Company’s lease cost.

	Quarter Ended
(In millions)	April 2, 2022	April 3, 2021
Operating lease cost	$9.0	$8.1
Variable lease cost	3.6	3.2
Short-term lease cost	1.0	0.3
Sublease income	(2.1)	(1.8)
Total lease cost	$11.5	$9.8
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Quarter Ended
(In millions)	April 2, 2022	April 3, 2021
Cash paid for operating lease liabilities	$11.2	$9.1
Operating lease assets obtained in exchange for lease liabilities	8.4	0.2
The Company did not enter into any real estate leases with commencement dates subsequent to April 2, 2022.
8.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 538 days, 538 days, and 538 days as of April 2, 2022, January 1, 2022 and April 3, 2021, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity.
The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency transaction exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
The Company has an interest rate swap arrangement, which unless otherwise terminated, will mature on May 30, 2025. This agreement, which exchanges floating rate interest payments for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts, has been designated as a cash flow hedge of the underlying debt. The notional amount of the interest rate swap arrangement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap arrangement is recognized as interest expense, net. In accordance with FASB ASC Topic 815, Derivatives and Hedging, the Company has formally documented the relationship between the interest rate swap and the variable rate borrowing, as well as its risk management objective and strategy for undertaking the hedge transactions. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the inception of the hedge, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item.
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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	April 2, 2022	January 1, 2022	April 3, 2021
Foreign exchange hedge contracts	$331.7	$296.7	$231.3
Interest rate swap	311.3	311.3	—
Cross currency swap	—	—	79.8
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	April 2, 2022	January 1, 2022	April 3, 2021
Financial assets:
Foreign exchange hedge contracts	$9.1	$5.9	$1.4
Interest rate swap	5.0	—	—
Financial liabilities:
Foreign exchange hedge contracts	$(1.0)	$(1.0)	$(4.6)
Interest rate swap	—	(0.1)	—
Cross currency swap	—	—	(7.9)
9.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $10.3 million and $10.0 million, and related income tax benefits of $2.0 million and $2.0 million, for grants under the Company’s stock-based compensation plans for the quarters ended April 2, 2022 and April 3, 2021, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
The Company granted restricted awards and performance awards as follows:

	Quarter Ended April 2, 2022		Quarter Ended April 3, 2021
(In millions)	Company Shares Issued	Weighted-Average Grant Date Fair Value	Company Shares Issued	Weighted-Average Grant Date Fair Value
Restricted Awards	811,712	$27.02	552,439	$34.22
Performance Awards	382,291	$30.06	620,771	$35.74
10.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended
(In millions)	April 2, 2022	April 3, 2021
Service cost pertaining to benefits earned during the period	$1.3	$1.8
Interest cost on projected benefit obligations	3.3	3.2
Expected return on pension assets	(5.1)	(4.9)
Net amortization loss	2.8	3.4
Net pension expense	$2.3	$3.5
The non-service cost components of net pension expense is recorded in the Other expense (income), net line item on the consolidated condensed statements of operations and comprehensive income.

11.INCOME TAXES
The Company maintains management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are different than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asian subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax.
The Company intends to permanently reinvest all non-cash undistributed earnings outside of the U.S. and has therefore not established a deferred tax liability on that amount of foreign unremitted earnings. However, if these non-cash undistributed earnings were repatriated, the Company would be required to accrue and pay applicable U.S. taxes and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these non-cash unremitted earnings due to the complexity of the hypothetical calculation.
The Company’s effective tax rates for the quarters ended April 2, 2022 and April 3, 2021 were 30.4% and 16.0%, respectively. The change in the effective tax rates between the periods is due to lower pre-tax earnings in the current year causing discrete adjustments recorded in the current year to have a larger effect on the effective rate. The Company recognized discrete tax expenses in 2022 which increased tax expense. In 2021, the Company recognized discrete tax benefits which reduced tax expense, resulting in a lower effective tax rate.
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
12.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during the quarters ended April 2, 2022 and April 3, 2021 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at January 2, 2021	$(36.8)	$(20.3)		$(73.5)		$(130.6)
Other comprehensive income (loss) before reclassifications (1)	(1.6)	5.0		—		3.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.6	(2)	3.4	(3)	4.0
Income tax expense (benefit)	—	(0.2)		(0.7)		(0.9)
Net reclassifications	—	0.4		2.7		3.1
Net current-period other comprehensive income (loss) (1)	(1.6)	5.4		2.7		6.5
Balance at April 3, 2021	$(38.4)	$(14.9)		$(70.8)		$(124.1)

Balance at January 1, 2022	$(56.8)	$(8.9)		$(33.2)		$(98.9)
Other comprehensive income (loss) before reclassifications (1)	(13.7)	8.5		—		(5.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.4)	(2)	2.8	(3)	2.4
Income tax expense (benefit)	—	0.1		(0.6)		(0.5)
Net reclassifications	—	(0.3)		2.2		1.9
Net current-period other comprehensive income (loss) (1)	(13.7)	8.2		2.2		(3.3)
Balance at April 2, 2022	$(70.5)	$(0.7)		$(31.0)		$(102.2)
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

13.FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis. For additional information regarding the Company’s fair value policies, refer to Note 1 in the Company’s 2021 Form 10-K.
Recurring Fair Value Measurements
The following table sets forth financial assets and liabilities measured at fair value in the consolidated condensed balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	April 2, 2022	January 1, 2022	April 3, 2021
Financial assets:
Derivatives	$14.1	$5.9	$1.4
Financial liabilities:
Derivatives	$(1.0)	$(1.1)	$(12.5)
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

(In millions)	April 2, 2022	January 1, 2022	April 3, 2021
Carrying value	$1,094.6	$966.8	$720.4
Fair value	1,033.0	960.6	759.0
The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).
14.LITIGATION AND CONTINGENCIES
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
On January 10, 2018, the EPA entered a Unilateral Administrative Order (the “Order”) under Section 106(a) of CERCLA, 42 U.S.C. § 9606(a) with an effective date of February 1, 2018. The Order pertained to specified removal actions at the Company's Tannery and House Street sites, including certain time critical removal actions subsequently identified in an April 29, 2019 letter from the EPA, to abate the actual or threatened release of hazardous substances at or from the sites. On October 28, 2019, the EPA and the Company entered into an Administrative Settlement and Order on Consent (“AOC”) that supersedes the Order and addresses the agreed-upon removal actions outlined in the Order. The Company has completed the activities required by the AOC, and is awaiting the final review and determination from the EPA
The Company discusses its reserve for remediation costs in the environmental liabilities section below.
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
On September 27, 2021, the Company and 3M Company entered into a non-binding term sheet outlining proposed settlement terms with the law firm representing certain of the plaintiffs in the individual lawsuits included in the Litigation Matters, and on January 11, 2022, the parties entered into the Master Settlement Agreement related to this proposed settlement. Each of these plaintiffs subsequently agreed to participate in the settlement. These plaintiffs’ lawsuits have been dismissed with prejudice.
On December 9, 2021, the Company and 3M Company reached a settlement in principle to resolve certain of the remaining individual lawsuits included in the Litigation Matters, and the parties entered into definitive settlement agreements in March 2022. These plaintiffs’ lawsuits have been dismissed with prejudice. Only one private individual action remains pending in Michigan state court.
In addition, the parties to the putative class action have engaged in productive mediation sessions, and remain in ongoing settlement discussions.
For certain of the Litigation Matters described above and as a result of developments in March 2022, the Company increased its accrual by $37.8 million since January 1, 2022 and made related payments of $1.5 million. As of April 2, 2022, the Company had recorded liabilities of $86.4 million for certain of the Litigation Matters described above and are recorded as other accrued liabilities. At this time, assessing potential liability with respect to the Litigation Matters that are still pending is difficult. Other than the individual lawsuits subject to the settlements described above, the Litigation Matters are in various stages of discovery and related motions. In addition, there is minimal direct and relevant precedent for these types of claims related to PFAS, and the science regarding the human health effects of PFAS exposure in the environment remains inconclusive and inconsistent, thereby creating additional uncertainties.
In December 2018, the Company filed a lawsuit against certain of its historic liability insurers, seeking to compel them to provide a defense against the Litigation Matters on the Company's behalf and coverage for remediation efforts undertaken by, and indemnity provided by, the Company. The Company recognized certain recoveries from legacy insurance policies in 2022 and 2021, and continues pursing additional recoveries through the lawsuit.
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
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Quarter Ended
(In millions)	April 2, 2022	April 3, 2021
Remediation liability at beginning of the year	$85.7	$101.8
Amounts paid	(10.5)	(1.0)
Remediation liability at the end of the quarter	$75.2	$100.8
The reserve balance as of April 2, 2022 includes $21.6 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $53.6 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to April 2, 2022 are as follows:

(In millions)	2022	2023	2024	2025	2026	Thereafter
Minimum royalties	$1.2	$—	$—	$—	$—	$—
Minimum advertising	$1.2	$3.9	$3.9	$4.2	$4.3	$—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the

Company incurred royalty expense of $0.5 million and $0.4 million for the quarters ended April 2, 2022 and April 3, 2021, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.3 million and $1.0 million for the quarters ended April 2, 2022 and April 3, 2021, respectively.
15.BUSINESS SEGMENTS
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

	Quarter Ended
(In millions)	April 2, 2022	April 3, 2021
Revenue:
Wolverine Michigan Group	$329.3	$297.7
Wolverine Boston Group	212.3	200.9
Other	73.2	12.1
Total	$614.8	$510.7
Segment operating profit (loss):
Wolverine Michigan Group	$65.1	$59.2
Wolverine Boston Group	29.2	34.1
Other	0.1	0.3
Corporate	(74.8)	(35.5)
Operating profit	19.6	58.1
Interest expense, net	8.7	9.6
Other expense (income), net	(1.1)	2.8
Earnings before income taxes	$12.0	$45.7

(In millions)	April 2, 2022	January 1, 2022	April 3, 2021
Total assets:
Wolverine Michigan Group	$762.2	$651.9	$684.8
Wolverine Boston Group	1,172.3	1,123.6	1,126.8
Other	595.6	606.2	37.0
Corporate	215.9	204.7	418.7
Total	$2,746.0	$2,586.4	$2,267.3
Goodwill:
Wolverine Michigan Group	$144.4	$145.1	$145.7
Wolverine Boston Group	296.4	296.2	297.0
Other	111.6	115.3	—
Total	$552.4	$556.6	$442.7
16.BUSINESS ACQUISITIONS
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
Sweaty Betty® contributed net revenue of $53.6 million and net loss of $0.1 million to the Company for the quarter ended April 2, 2022. The Sweaty Betty® operating results are included in the Other category for segment reporting purposes.
The Company recognized acquisition-related transaction costs of $7.5 million, all of which were recognized in fiscal year 2021 in the selling, general and administrative expenses line item in the Consolidated Statement of Operations. These costs represent investment banking fees, legal and professional fees, transaction fees, and consulting fees associated with the acquisition.
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
The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of Sweaty Betty® occurred at the beginning of fiscal 2020. The pro forma information is not necessarily indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be attained in the future. These pro forma amounts have been calculated after including the historical Sweaty Betty® operating results in the Company’s consolidated results, and reflecting the following adjustments: fair value adjustments for intangible assets and adjustments reflecting historical interest expense. The adjustments have been applied with related tax effects.

Quarter Ended
(In millions)	April 3, 2021
Net revenue	$569.8
Net earnings attributable to Wolverine World Wide, Inc.	41.1

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
The Company’s brands are marketed in approximately 170 countries and territories at April 2, 2022, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At April 2, 2022, the Company operated 142 retail stores in the U.S., Europe and Canada and 64 consumer-direct eCommerce sites.
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
Known Trends Impacting Our Business
The COVID-19 pandemic has had a material adverse impact, and is expected to continue to have an impact, on the Company’s financial results. Disruption in the global supply chain due to vessel shortages, labor and container shortages, and U.S. port congestion resulted in transportation delays that interrupted the flow of the Company’s inventory and caused delays of shipments to wholesale partners during the first quarter of 2022. Supply chain disruptions resulted in the Company not being able to fulfill all orders received from customers during the quarter. The Company also incurred higher logistics costs, including freight and labor costs, during the first quarter of 2022 as a result of the supply chain disruption. The Company expects certain aspects of the disruption in the global supply chain to continue into future periods. The Company will continue to monitor delays and other disruptions in the supply chain and will implement measures intended to mitigate the effects of such delays and disruptions as needed.
The Company continues to monitor the ongoing impacts of the COVID-19 pandemic as well as guidance from international and domestic governmental authorities, including developments that are outside the Company’s control. These developments and other potential impacts of the COVID-19 pandemic, such as new or prolonged factory closures and other adverse impacts on the global supply chain effecting the planned delivery of inventory, could materially adversely impact revenue growth as well as profitability in future periods.
In March 2022, the Company temporarily suspended all business operations in Russia due to the Russia-Ukraine conflict. The Company has no assets or employees in Russia or Ukraine. The Company’s business operations in Russia represent less than 1 percent of revenue. For a more complete discussion of the risks the Company encounter in our business, please refer to Item 1A, “Risk Factors” in the Company’s 2021 Form 10-K.
2022 FINANCIAL OVERVIEW
•Revenue was $614.8 million for the first quarter of 2022, representing an increase of 20.4% compared to the first quarter of 2021.
•Gross margin was 42.5% in the first quarter of 2022 compared to 43.5% in the first quarter of 2021.
•The effective tax rates in the first quarters of 2022 and 2021 were 30.4% and 16.0%, respectively.
•Diluted earnings per share for the first quarter of 2022 was $0.12 per share compared to diluted earnings per share of $0.45 per share for the first quarter of 2021.
•The Company declared cash dividends of $0.10 per share in both of the first quarters of 2022 and 2021.
•Cash flow used by operating activities was $92.5 million for the first quarter of 2022 compared to cash flow provided by operating activities of $26.3 million for the first quarter of 2021.

•Compared to the first quarter of 2021, inventory increased $162.4 million, or 50.6%. Sweaty Betty contributed 14.5% to the increase versus the prior year.
RESULTS OF OPERATIONS

	Quarter Ended
(In millions, except per share data)	April 2, 2022	April 3, 2021	Percent Change
Revenue	$614.8	$510.7	20.4%
Cost of goods sold	353.5	288.4	22.6
Gross profit	261.3	222.3	17.5
Selling, general and administrative expenses	211.3	174.4	21.2
Environmental and other related costs, net of recoveries	30.4	(10.2)	398.0
Operating profit	19.6	58.1	(66.3)
Interest expense, net	8.7	9.6	(9.4)
Other expense (income), net	(1.1)	2.8	(139.3)
Earnings before income taxes	12.0	45.7	(73.7)
Income tax expense	3.6	7.3	(50.7)
Net earnings	8.4	38.4	(78.1)
Less: net loss attributable to noncontrolling interests	(1.3)	(0.1)	—
Net earnings attributable to Wolverine World Wide, Inc.	$9.7	$38.5	(74.8)%
Diluted earnings per share	$0.12	$0.45	(73.3)%
REVENUE
Revenue was $614.8 million for the first quarter of 2022, representing an increase of 20.4% compared to the first quarter of 2021. The change in revenue reflected a 10.6% increase from the Michigan Group, a 5.7% increase from the Boston Group and a 10.5% contribution from Sweaty Betty® revenue of $53.6 million. The Michigan Group’s revenue increase was driven by high-thirties increase from Cat®, low-teens increase from Wolverine®, and mid-forties increase from Chaco®. The Boston Group’s revenue increase was driven by high-teens increase from Sperry® and mid-single digit increase from Saucony®, partially offset by high-teens decline from Keds®. Changes in foreign exchange rates decreased revenue by $3.9 million during the first quarter of 2022. Direct-to-consumer revenue increased during the first quarter of 2022 by 23.7% compared to the first quarter of 2021, including a 38.0% contribution from the Sweaty Betty® acquisition.
GROSS MARGIN
Gross margin was 42.5% in the first quarter of 2022 compared to 43.5% in the first quarter of 2021. The gross margin decrease in the first quarter was driven by an unfavorable mix shift to the international third-party channel (100 basis points), unfavorable volume and outbound freight costs in the Company’s direct to consumer channel (70 basis points), and higher cost of products from inbound freight, labor and materials costs, in part offset by price increases (60 basis points), partially offset by the contribution from the Sweaty Betty® acquisition (100 basis points).
OPERATING EXPENSES
Operating expenses increased $77.5 million, from $164.2 million in the first quarter of 2021 to $241.7 million in the first quarter of 2022. The increase was primarily driven by higher environmental and other related costs, net of insurance recoveries ($40.6 million), an increase due to the contribution from Sweaty Betty® operating expenses ($29.9 million), higher selling costs ($3.9 million), higher general and administrative costs ($3.0 million), higher distribution costs ($2.2 million), higher product development costs ($0.7 million), partially offset by lower advertising costs ($2.1 million) and lower incentive compensation costs ($0.7 million). Environmental and other related costs were $40.4 million and $5.5 million in the first quarters of 2022 and 2021, respectively.
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $8.7 million in the first quarter of 2022 compared to $9.6 million in the first quarter of 2021. Reduction in interest expense is due to the lower average interest rates on the Company’s outstanding debt. The Company redeemed and replaced the 6.375% senior notes due in 2025 and the 5.000% senior notes due in 2026 with the 4.000% senior notes in August 2021.

Other income was $1.1 million in the first quarter of 2022, compared to other expense of $2.8 million in the first quarter of 2021.
The effective tax rates in the first quarter of 2022 and 2021 were 30.4% and 16.0%, respectively. The change in the effective tax rates between the periods is due to lower pre-tax earnings in the current year causing discrete adjustments recorded in the current year to have a larger effect on the effective rate. The Company recognized discrete tax expenses in 2022 which increased tax expense. In 2021, the Company recognized discrete tax benefits which reduced tax expense, resulting in a lower effective tax rate.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Sweaty Betty® activewear business, the Company’s leather marketing operations, sourcing operations that include third-party commission revenues and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, such as corporate employee costs, costs related the COVID-19 pandemic and environmental and other related costs.
The reportable segment results are as follows:

	Quarter Ended
(In millions)	April 2, 2022	April 3, 2021	Change	Percent Change
REVENUE
Wolverine Michigan Group	$329.3	$297.7	$31.6	10.6%
Wolverine Boston Group	212.3	200.9	11.4	5.7%
Other	73.2	12.1	61.1	505.0%
Total	$614.8	$510.7	$104.1	20.4%
OPERATING PROFIT (LOSS)
Wolverine Michigan Group	$65.1	$59.2	$5.9	10.0%
Wolverine Boston Group	29.2	34.1	(4.9)	(14.4)%
Other	0.1	0.3	(0.2)	(66.7)%
Corporate	(74.8)	(35.5)	(39.3)	(110.7)%
Total	$19.6	$58.1	$(38.5)	(66.3)%
Further information regarding the reportable segments can be found in Note 15 to the consolidated condensed financial statements.
Wolverine Michigan Group
The Michigan Group’s revenue increased $31.6 million, or 10.6%, in the first quarter of 2022, compared to the first quarter of 2021. The revenue increase was driven by high-thirties increase from Cat®, low-teens increase from Wolverine®, and mid-forties increase from Chaco®. The Cat® increase was due to the strength of the work product category and timing of shipments between quarters. The Wolverine® increase was due to strong performance of its core franchises which includes Raider and Rancher, strength of the work product category, and expanded work footwear products. The Chaco® increase is the result of improved inventory positions in the current period versus the prior period which was negatively impacted by supply chain constraints.
The Michigan Group’s operating profit increased $5.9 million in the first quarter of 2022, compared to the first quarter of 2021. The operating profit increase was due to revenue increases, partially offset by a 140 basis point decrease in gross margin and a $3.4 million increase in selling, general and administrative costs. The decrease in gross margin in the current year period was due to an unfavorable mix shift to the international third-party channel, higher costs of products from inbound freight, labor and materials costs partially offset by price increases and unfavorable volume and outbound freight costs in the Company’s direct to consumer channel. The increase in selling, general and administrative expenses in the current year period was primarily due to higher labor and distribution costs.
Wolverine Boston Group
The Boston Group’s revenue increased $11.4 million, or 5.7%, during the first quarter of 2022, compared to the first quarter of 2021. The revenue increase was driven by high-teens increase from Sperry® and mid-single digit increase from Saucony®, partially offset by high-teens decline from Keds®. The Sperry® increase was driven by strong U.S. and international wholesale channel performance. The Saucony® increase was driven by the strength and expanded sales of core technical product franchises which include the Ride, Guide, Kinvara, Triumph, Peregrine and Endorphin series. The Keds® decline is due to logistics delays limiting the amount of inventory available for sale during the period.
The Boston Group’s operating profit decreased $4.9 million in the first quarter of 2022 compared to the first quarter of 2021. The operating profit decrease was due to a 230 basis point decrease in gross margin and a $5.3 million increase in selling, general and administrative costs. The decrease in gross margin in the current year period was due to higher costs of products from inbound freight, labor and materials costs partially offset by price increases and unfavorable volume and outbound freight costs in the Company’s direct to consumer channel. The increase in selling, general and administrative expenses in the current year period was primarily due to higher labor and distribution costs.
Other
The Other category’s revenue increased $61.1 million, or 505.0%, in the first quarter of 2022 compared to the first quarter of 2021. The revenue increase was driven by low-eighties increase in the performance leathers business and a $53.6 million contribution from the Sweaty Betty® acquisition.
Corporate
Corporate expenses increased $39.3 million in the first quarter of 2022 compared to the first quarter of 2021, primarily due to higher environmental and other related costs, net of insurance recoveries ($40.6 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	April 2, 2022	January 1, 2022	April 3, 2021
Cash and cash equivalents	$149.6	$161.7	$364.8
Debt	1,094.6	966.8	720.4
Available revolving credit facility (1)	639.0	769.2	793.9
(1)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.
Liquidity
Cash and cash equivalents of $149.6 million as of April 2, 2022 were $215.2 million lower compared to April 3, 2021. The decrease is due primarily to a business acquisition of $417.4 million, share repurchases of $73.4 million, cash dividends paid of $33.4 million, cash used by operating activities of $32.0 million, and additions to property, plant and equipment of $22.9 million, partially offset by borrowings less repayments of debt of $375.0 million. The Company had $639.0 million of borrowing capacity available under the Revolving Credit Facility as of April 2, 2022. Cash and cash equivalents located in foreign jurisdictions totaled $131.3 million as of April 2, 2022.
The Company funded the purchase price for the Sweaty Betty® acquisition through a combination of cash on hand and borrowings on the revolving credit facility.

Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends, pursue acquisitions and for general corporate purposes.
The Company may purchase up to an additional $412.9 million of shares under its existing common stock repurchase program which expires in 2023. The common stock repurchase program does not obligate the Company to acquire any particular amount of shares and may be suspended at any time. The Company repurchased $33.8 million of shares in the first quarter of 2022. There were no repurchases of Company shares during the first quarter of 2021.
A detailed discussion of environmental remediation costs is found in Note 14 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of April 2, 2022, the Company had a reserve of $75.2 million, of which $21.6 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities and the remaining $53.6 million is recorded in other liabilities expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
Note 14 to the consolidated condensed financial statements also includes a detailed discussion of environmental litigation matters. The Company increased its accrual by $37.8 million since January 1, 2022 and made related payments of $1.5 million with respect to certain of these matters, as discussed in Note 14.
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
Financing Arrangements
On October 21, 2021, the Company entered into a 2021 Replacement Facility Amendment and Reaffirmation Agreement (the “Amendment”) of its existing credit facility (as amended and restated, the "Credit Agreement"). The Amendment amended and restated the prior credit agreement to, among other things: (i) provide for a term loan A facility (the “Term Facility”) in an aggregate principal amount of $200.0 million, which replaced the existing term loan A; (ii) provide for an increased revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facilities”) with total commitments of $1.0 billion, an increase of $200.0 million from the existing Revolving Facility; and (iii) set the LIBOR floor to 0.000%, a decrease of 0.750% from the existing Senior Credit Facilities. The maturity date of the loans under the Senior Credit Facilities was extended to October 21, 2026. The Amendment provides for a debt capacity of up to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $2.0 billion unless certain specified conditions set forth in the Credit Agreement are met. The Term Facility requires quarterly principal payments with a balloon payment due on October 21, 2026.
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
As of April 2, 2022, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.
The Company’s debt at April 2, 2022 totaled $1,094.6 million compared to $966.8 million at January 1, 2022. The Company expects to use the current borrowings to fund organic growth initiatives, reduce debt, pay dividends, pursue acquisitions and for general corporate purposes. The increased debt position resulted from borrowings under the Revolving Facility to fund operating activities and share repurchases.
Cash Flows
The following table summarizes cash flow activities:

	Quarter Ended
(In millions)	April 2, 2022	April 3, 2021
Net cash provided by (used in) operating activities	$(92.5)	$26.3
Net cash used in investing activities	(3.8)	(2.7)
Net cash provided by (used in) financing activities	86.0	(4.9)
Additions to property, plant and equipment	7.5	2.2
Depreciation and amortization	8.5	7.2

Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first quarter of 2022, an increase in net working capital represented a use of cash of $131.5 million. Working capital balances were unfavorably impacted by an increase in inventories of $122.8 million and an increase in accounts receivable of $52.2 million, a decrease in other operating liabilities of $31.0 million and an increase in other operating assets of $8.1 million, partially offset by an increase in accounts payable of $74.4 million and an increase in income taxes payable of $8.2 million. Operating cash flows were favorably impacted by stock-based compensation expense of $10.3 million, depreciation and amortization expense of $8.5 million, pension expense of $2.3 million and environmental and other related costs of $14.1 million.
Investing Activities
The Company made capital expenditures of $7.5 million and $2.2 million in the first quarter of 2022 and 2021, respectively, for building improvements, new retail stores, distribution operations improvements and information system enhancements.
Financing Activities
The current year activity includes net borrowings under the Revolving Facility of $130.0 million. The Company paid $2.5 million in principal payments associated with its financing arrangements during the first quarter of 2022 and 2021, respectively. The Company also paid $7.1 million and $9.2 million in the first quarters of 2022 and 2021, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans and received $0.8 million and $10.5 million in proceeds from the exercise of stock options in the first quarters of 2022 and 2021, respectively. The Company also settled repurchases in cash for $33.8 million of its common stock during the first quarter of 2022. There were no repurchases of the Company’s common stock during the first quarter of 2021. The Company received $7.0 million and $4.8 million in the first quarters of 2022 and 2021, respectively, from noncontrolling owners of the Company’s China joint venture to support the growth of the joint venture.
The Company declared cash dividends of $0.10 per share in the first quarters of 2022 and 2021. Dividends paid in the first quarters of 2022 and 2021 totaled $8.4 million and $8.5 million, respectively. A quarterly dividend of $0.10 per share was declared on May 3, 2022 to shareholders of record on July 1, 2022.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported. For information regarding our critical accounting policies refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the Company’s 2021 Form 10-K. Management believes there have been no material changes in those critical accounting policies.

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
Under the provisions of Financial Accounting Standards Board Accounting Standard Codification Topic 815, Derivatives and Hedging, the Company is required to recognize all derivatives on the balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through earnings. If a derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of April 2, 2022 and April 3, 2021, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $331.7 million and $231.3 million, respectively, with maturities ranging up to 538 days.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of April 2, 2022, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $13.7 million from their value as of January 1, 2022. As of April 3, 2021, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $1.6 million from their value as of January 2, 2021.
The Company is exposed to interest rate changes primarily as a result of interest expense on the term loan borrowings and any borrowings under the Revolving Facility. The Company’s total variable-rate debt was $552.5 million at April 2, 2022 and the Company held a forward dated interest rate swap agreement, denominated in U.S. dollars, that effectively converts $311.3 million of this amount to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4.    Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. On August 2, 2021, the Company completed the acquisition of the Sweaty Betty® brand and activewear business as described in Note 16 to the consolidated condensed financial statements, and the Company is in the process of integrating the acquired company’s business processes, information technology systems, and other components into the Companys internal controls over financial reporting. There have been no changes during the quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.    Legal Proceedings
The Company is involved in litigation and various legal matters arising in the normal course of business, including certain environmental compliance activities. For a discussion of legal matters, refer to Note 14 to the Company’s consolidated condensed financial statements.
ITEM 1A.    Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in the Company’s Annual Report on Form 10-K for the year ended January 1, 2022.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the first quarter of 2022.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (January 2, 2022 to February 5, 2022)
Common Stock Repurchase Program(1)	776,406	$26.43	776,406	$427,304,349
Employee Transactions(2)	29,029	$25.44	—
Period 2 (February 6, 2022 to March 5, 2022)
Common Stock Repurchase Program(1)	186,724	$21.78	186,724	$423,237,799
Employee Transactions(2)	240,511	$26.62	—
Period 3 (March 6, 2022 to April 2, 2022)
Common Stock Repurchase Program(1)	469,683	$22.00	469,683	$412,904,461
Employee Transactions(2)			—
Total for the first Quarter Ended April 2, 2022
Common Stock Repurchase Program(1)	1,432,813	$24.37	1,432,813	$412,904,461
Employee Transactions(2)	269,540	$26.49	—
(1)On September 11, 2019, the Company’s Board of Directors approved a common stock repurchase program that authorized the repurchase of $400.0 million of common stock over a four-year period, incremental to the $113.4 million available as of that date for repurchases under the previous program. Since that date, the Company repurchased $100.5 million of common stock. The annual amount of any stock repurchases is restricted under the terms of the Company's Senior Credit Facilities and senior notes indenture.
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

ITEM 6.    Exhibits
Exhibits filed as a part of this Form 10-Q are incorporated by reference herein.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 7, 2021.

10.1	2022 Form of Restricted Stock Unit Agreement.*

10.2	Form of Performance Stock Unit Agreement (2022 - 2024 performance period).*

10.3	Employment Agreement between Isabel Soriano and the Company.*

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income; (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, formatted in Inline XBRL (included in Exhibit 101).

* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

May 12, 2022	/s/ Brendan L. Hoffman
Date	Brendan L. Hoffman President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory for Registrant)

May 12, 2022	/s/ Michael D. Stornant
Date	Michael D. Stornant Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)