Form 10-Q
period 2022-07-02
WOLVERINE WORLD WIDE INC /DE/
filed 2022-08-11
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 78,736,114 shares of common stock, $1 par value, outstanding as of July 25, 2022.

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
•the inability for any reason to effectively compete in global footwear, apparel and direct-to-consumer markets;
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
•risks related to the significant investment in, and performance of, the Company’s direct-to-consumer operations;
•risks related to expansion into new markets and complementary product categories as well as direct-to-consumer operations;
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

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue	$713.6	$631.9	$1,328.4	$1,142.6
Cost of goods sold	406.5	361.5	760.0	649.9
Gross profit	307.1	270.4	568.4	492.7
Selling, general and administrative expenses	229.2	201.8	440.5	376.2
Gain on sale of trademarks	(90.0)	—	(90.0)	—
Environmental and other related costs, net of recoveries	—	4.8	30.4	(5.4)
Operating profit	167.9	63.8	187.5	121.9
Other expenses:
Interest expense, net	10.1	9.7	18.8	19.3
Other expense (income), net	0.6	0.1	(0.5)	2.9
Total other expense, net	10.7	9.8	18.3	22.2
Earnings before income taxes	157.2	54.0	169.2	99.7
Income tax expense	32.7	9.6	36.3	16.9
Net earnings	$124.5	$44.4	$132.9	$82.8
Less: net loss attributable to noncontrolling interests	(0.1)	(0.3)	(1.4)	(0.4)
Net earnings attributable to Wolverine World Wide, Inc.	$124.6	$44.7	$134.3	$83.2

Net earnings per share (see Note 3):
Basic	$1.53	$0.53	$1.63	$0.99
Diluted	$1.53	$0.53	$1.63	$0.98

Comprehensive income	$91.3	$49.8	$96.6	$94.4
Less: comprehensive loss attributable to noncontrolling interests	(0.7)	(0.1)	(1.8)	(0.5)
Comprehensive income attributable to Wolverine World Wide, Inc.	$92.0	$49.9	$98.4	$94.9

Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	July 2, 2022	January 1, 2022	July 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$149.3	$161.7	$345.8
Accounts receivable, less allowances of $25.8, $28.3 and $26.3	420.0	319.6	372.0
Finished products, net	628.6	354.1	323.6
Raw materials and work-in-process, net	10.9	11.4	8.1
Total inventories	639.5	365.5	331.7
Prepaid expenses and other current assets	84.5	56.9	36.9
Total current assets	1,293.3	903.7	1,086.4
Property, plant and equipment, net of accumulated depreciation of $224.3, $219.1 and $207.2	127.5	129.0	120.2
Lease right-of-use assets, net	166.7	138.2	134.6
Goodwill	539.1	556.6	443.6
Indefinite-lived intangibles	680.7	718.1	382.3
Amortizable intangibles, net	70.1	74.6	70.6
Deferred income taxes	1.2	1.8	2.0
Other assets	70.4	64.4	63.9
Total assets	$2,949.0	$2,586.4	$2,303.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$318.1	$222.1	$279.2
Accrued salaries and wages	28.6	41.7	33.7
Other accrued liabilities	215.0	222.5	167.3
Lease liabilities	33.0	38.3	32.7
Current maturities of long-term debt	10.0	10.0	10.0
Borrowings under revolving credit agreements	490.0	225.0	—
Total current liabilities	1,094.7	759.6	522.9
Long-term debt, less current maturities	727.4	731.8	708.4
Accrued pension liabilities	105.0	107.4	145.9
Deferred income taxes	118.2	118.9	37.6
Lease liabilities, noncurrent	150.9	118.2	119.3
Other liabilities	91.0	106.1	120.4
Stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 112,149,377, 111,632,094, and 111,382,593 shares issued	112.1	111.6	111.4
Additional paid-in capital	311.9	298.9	278.4
Retained earnings	1,246.1	1,128.2	1,159.6
Accumulated other comprehensive loss	(134.8)	(98.9)	(118.9)
Cost of shares in treasury; 33,416,302, 29,604,013, and 29,166,422 shares	(891.4)	(810.2)	(797.3)
Total Wolverine World Wide, Inc. stockholders’ equity	643.9	629.6	633.2
Noncontrolling interest	17.9	14.8	15.9
Total stockholders’ equity	661.8	644.4	649.1
Total liabilities and stockholders’ equity	$2,949.0	$2,586.4	$2,303.6
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Year-To-Date Ended
(In millions)	July 2, 2022	July 3, 2021
OPERATING ACTIVITIES
Net earnings	$132.9	$82.8
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	16.8	14.4
Deferred income taxes	3.0	1.2
Stock-based compensation expense	19.3	21.6
Pension and SERP expense	4.7	7.0
Environmental and other related costs, net of cash payments and recoveries received	(35.0)	(9.4)
Gain on sale of trademarks	(90.0)	—
Other	(2.6)	(1.6)
Changes in operating assets and liabilities:
Accounts receivable	(107.6)	(103.9)
Inventories	(284.7)	(89.1)
Other operating assets	(15.9)	10.3
Accounts payable	104.3	94.8
Income taxes payable	25.5	1.7
Other operating liabilities	(18.6)	21.9
Net cash provided by (used in) operating activities	(247.9)	51.7
INVESTING ACTIVITIES
Additions to property, plant and equipment	(16.1)	(6.7)
Proceeds from sale of trademarks	90.0	—
Other	4.8	(1.4)
Net cash provided by (used in) investing activities	78.7	(8.1)
FINANCING ACTIVITIES
Payments under revolving credit agreements	(107.0)	—
Borrowings under revolving credit agreements	372.0	—
Payments on long-term debt	(5.0)	(5.0)
Cash dividends paid	(16.8)	(16.9)
Purchases of common stock for treasury	(81.3)	(26.9)
Employee taxes paid under stock-based compensation plans	(7.2)	(13.1)
Proceeds from the exercise of stock options	1.4	12.0
Contributions from noncontrolling interests	7.0	4.8
Net cash provided by (used in) financing activities	163.1	(45.1)
Effect of foreign exchange rate changes	(6.3)	(0.1)
Decrease in cash and cash equivalents	(12.4)	(1.6)
Cash and cash equivalents at beginning of the year	161.7	347.4
Cash and cash equivalents at end of the quarter	$149.3	$345.8
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at April 3, 2021	$111.2	$265.7	$1,123.1	$(124.1)	$(766.8)	$16.0	$625.1
Net earnings (loss)			44.7			(0.3)	44.4
Other comprehensive income				5.2		0.2	5.4
Shares issued, net of shares forfeited under stock incentive plans (59,839 shares)	0.1	(0.4)					(0.3)
Shares issued for stock options exercised, net (78,910 shares)	0.1	1.5					1.6
Stock-based compensation expense		11.6					11.6
Cash dividends declared ($0.10 per share)			(8.2)				(8.2)
Issuance of treasury shares (803 shares)		—			0.1		0.1
Purchase of common stock for treasury (716,027 shares)					(26.9)		(26.9)
Purchases of shares under stock-based compensation plans (91,399 shares)					(3.7)		(3.7)
Balance at July 3, 2021	$111.4	$278.4	$1,159.6	$(118.9)	$(797.3)	$15.9	$649.1

Balance at April 2, 2022	$112.1	$302.3	$1,129.6	$(102.2)	$(845.1)	$18.6	$615.3
Net earnings (loss)			124.6			(0.1)	124.5
Other comprehensive loss				(32.6)		(0.6)	(33.2)
Shares issued, net of shares forfeited under stock incentive plans (22,575 shares)	—	(0.1)					(0.1)
Shares issued for stock options exercised, net (33,954 shares)	—	0.7					0.7
Stock-based compensation expense		9.0					9.0
Cash dividends declared ($0.10 per share)			(8.1)				(8.1)
Issuance of treasury shares (1,590 shares)		—			0.1		0.1
Purchase of common stock for treasury (2,382,351 shares)					(46.4)		(46.4)
Balance at July 2, 2022	$112.1	$311.9	$1,246.1	$(134.8)	$(891.4)	$17.9	$661.8

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at January 2, 2021	$110.4	$252.6	$1,093.3	$(130.6)	$(764.3)	$11.6	$573.0
Net earnings (loss)			83.2			(0.4)	82.8
Other comprehensive income (loss)				11.7		(0.1)	11.6
Shares issued, net of shares forfeited under stock incentive plans (396,622 shares)	0.4	(7.4)					(7.0)
Shares issued for stock options exercised, net (559,202 shares)	0.6	11.6					12.2
Stock-based compensation expense		21.6					21.6
Cash dividends declared ($0.20 per share)			(16.9)				(16.9)
Issuance of treasury shares (1,968 shares)		—			0.1		0.1
Purchase of common stock for treasury (716,027 shares)					(26.9)		(26.9)
Purchases of shares under stock-based compensation plans (167,089 shares)					(6.2)		(6.2)
Capital contribution from noncontrolling interest						4.8	4.8
Balance at July 3, 2021	$111.4	$278.4	$1,159.6	$(118.9)	$(797.3)	$15.9	$649.1

Balance at January 1, 2022	$111.6	$298.9	$1,128.2	$(98.9)	$(810.2)	$14.8	$644.4
Net earnings (loss)			134.3			(1.4)	132.9
Other comprehensive loss				(35.9)		(0.4)	(36.3)
Shares issued, net of shares forfeited under stock incentive plans (442,801 shares)	0.4	(7.7)					(7.3)
Shares issued for stock options exercised, net (74,482 shares)	0.1	1.4					1.5
Stock-based compensation expense		19.3					19.3
Cash dividends declared ($0.20 per share)			(16.4)				(16.4)
Issuance of treasury shares (2,875 shares)		—			0.1		0.1
Purchase of common stock for treasury (3,815,164 shares)					(81.3)		(81.3)
Capital contribution from noncontrolling interest						7.0	7.0
Other						(2.1)	(2.1)
Balance at July 2, 2022	$112.1	$311.9	$1,246.1	$(134.8)	$(891.4)	$17.9	$661.8

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
On June 30, 2022, the Company sold the Champion trademarks for footwear in the United States and Canada to HanesBrand Inc., for $90.0 million in cash. The Company recorded a gain of $90.0 million associated with the transaction.
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
Seasonality
The Company experiences moderate fluctuations in sales volume during the year, as reflected in quarterly revenue. The Company expects current seasonal sales patterns to continue in future years. The Company also experiences some fluctuation in its levels of working capital, typically reflecting an increase in net working capital requirements near the end of the first and third fiscal quarters as inventory builds to support peak shipping periods. Historically, cash provided by operating activities is higher in the second half of the fiscal year due to collection of wholesale channel receivables and direct-to-consumer sales being higher during the holiday season. The Company meets its working capital requirements through internal operating cash flows and, as needed, under its revolving credit facility, as discussed in more detail under the caption "Liquidity and Capital Resources" in Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company's working capital could also be impacted by other events, including the COVID-19 pandemic or other events.

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
The Company is evaluating the impact of the new standard on its consolidated financial statements.
3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$124.6	$44.7	$134.3	$83.2
Adjustment for earnings allocated to non-vested restricted common stock	(2.5)	(0.7)	(2.6)	(1.4)
Net earnings used in calculating basic and diluted earnings per share	$122.1	$44.0	$131.7	$81.8
Denominator:
Weighted average shares outstanding	79.7	82.6	80.6	82.5
Adjustment for non-vested restricted common stock	—	(0.1)	—	(0.2)
Shares used in calculating basic earnings per share	79.7	82.5	80.6	82.3
Effect of dilutive stock options	0.2	1.1	0.3	1.1
Shares used in calculating diluted earnings per share	79.9	83.6	80.9	83.4
Net earnings per share:
Basic	$1.53	$0.53	$1.63	$0.99
Diluted	$1.53	$0.53	$1.63	$0.98
For the quarter and year-to-date ended July 2, 2022, 1,458,340 and 1,070,944 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the quarter and year-to-date ended July 3, 2021, 426,920 and 345,247 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Year-To-Date Ended
(In millions)	July 2, 2022	July 3, 2021
Goodwill balance at beginning of the year	$556.6	$442.4
Foreign currency translation effects	(17.5)	1.2
Goodwill balance at end of the quarter	$539.1	$443.6
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $680.7 million, $718.1 million, and $382.3 million as of July 2, 2022, January 1, 2022, and July 3, 2021, respectively. The carrying values of the

Company’s Sperry® and Sweaty Betty® trade names were $296.0 million and $298.3 million, respectively, as of July 2, 2022. Based on the interim impairment assessment as of July 2, 2022, it was determined that there were no triggering events indicating impairment of the Company’s goodwill and indefinite-lived intangible assets. The risk of future non-cash impairment for the Sperry® and Sweaty Betty® trade names is dependent on whether actual results differ from the key assumptions used in the determination of the trade name's fair value, such as revenue growth, earnings before interest, taxes, depreciation and amortization ("EBITDA") margin, discount rate, and assumed tax rate, or if macroeconomic conditions deteriorate and adversely affect the values of the Company's Sperry® and Sweaty Betty® trade names.
5.REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition and Performance Obligations
The Company provides disaggregated revenue by sales channel, including the wholesale and direct-to-consumer sales channels, reconciled to the Company’s reportable segments. The wholesale channel includes royalty revenues due to the similarity in the Company’s oversight and management, customer base, the performance obligation (footwear and apparel goods) and point in time completion of the performance obligation. The direct-to-consumer sales channel includes sales from the Company’s owned retail stores and from the Company’s owned eCommerce sites.

	Quarter Ended July 2, 2022			Quarter Ended July 3, 2021
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Wolverine Michigan Group	$322.2	$67.5	$389.7	$282.0	$72.4	$354.4
Wolverine Boston Group	196.8	57.1	253.9	194.5	63.5	258.0
Other	28.4	41.6	70.0	18.2	1.3	19.5
Total	$547.4	$166.2	$713.6	$494.7	$137.2	$631.9

	Year-To-Date Ended July 2, 2022			Year-To-Date Ended July 3, 2021
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Wolverine Michigan Group	$597.8	$121.2	$719.0	$516.4	$135.7	$652.1
Wolverine Boston Group	365.8	100.4	466.2	345.3	113.6	458.9
Other	57.2	86.0	143.2	29.4	2.2	31.6
Total	$1,020.8	$307.6	$1,328.4	$891.1	$251.5	$1,142.6
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company is due $14.7 million of remaining fixed transaction price under its license agreements as of July 2, 2022, which it expects to recognize per the terms of its contracts over the course of time through December 2026. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
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

The Company’s contract balances are as follows:

(In millions)	July 2, 2022	January 1, 2022	July 3, 2021
Product returns reserve	$12.9	$16.6	$10.7
Customer markdowns reserve	2.7	2.3	3.3
Other sales incentives reserve	3.8	3.4	4.4
Customer rebates liability	15.5	17.0	14.2
Customer advances liability	5.9	6.8	7.1
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
6.DEBT
Total debt consists of the following obligations:

(In millions)	July 2, 2022	January 1, 2022	July 3, 2021
Term Facility, due October 21, 2026	$195.0	$200.0	$—
Term Loan A, due December 6, 2023	—	—	175.0
Senior Notes, 5.000% interest, due September 1, 2026	—	—	250.0
Senior Notes, 6.375% interest, due May 15, 2025	—	—	300.0
Senior Notes, 4.000% interest, due August 15, 2029	550.0	550.0	—
Borrowings under revolving credit agreements	490.0	225.0	—
Unamortized deferred financing costs	(7.6)	(8.2)	(6.6)
Total debt	$1,227.4	$966.8	$718.4
On October 21, 2021, the Company entered into a 2021 Replacement Facility Amendment and Reaffirmation Agreement (the “Amendment”) of its credit facility (as amended and restated, the "Credit Agreement"). The Amendment amended and restated the prior credit agreement to, among other things: (i) provide for a term loan A facility (the “Term Facility”) in an aggregate principal amount of $200.0 million, which replaced the existing term loan A; (ii) provide for an increased revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facilities”) with total commitments of $1.0 billion, an increase of $200.0 million from the existing Revolving Facility; and (iii) set the LIBOR floor to 0.000%, a decrease of 0.750% from the existing Senior Credit Facilities. The maturity date of the loans under the Senior Credit Facilities was extended to October 21, 2026. The Amendment provides for a debt capacity of up to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $2.0 billion unless certain specified conditions set forth in the Credit Agreement are met.
The Term Facility requires quarterly principal payments with a balloon payment due on October 21, 2026. The scheduled principal payments due under the Term Facility over the next 12 months total $10.0 million as of July 2, 2022 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets.
The Revolving Facility allows the Company to borrow up to an aggregate amount of $1.0 billion. The Revolving Facility also includes a $100.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Facility of $5.8 million, $5.8 million and $6.1 million as of July 2, 2022, January 1, 2022 and July 3, 2021, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Facility.
The interest rates applicable to amounts outstanding under Term Facility and to U.S. dollar denominated amounts outstanding under the Revolving Facility are, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Credit Agreement). At July 2, 2022, the Term Facility and the Revolving Facility had a weighted-average interest rate of 2.54%.

The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Senior Credit Facilities also contain certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Senior Credit Facilities require compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Senior Credit Facilities). As of July 2, 2022, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.
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
The Company has a foreign revolving credit facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of July 2, 2022, January 1, 2022 and July 3, 2021.
The Company included in interest expense the amortization of deferred financing costs of $0.5 million and $1.0 million for the quarter and year-to-date ended July 2, 2022, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.6 million and $1.3 million for the quarter and year-to-date ended July 3, 2021, respectively.
7. LEASES
The following is a summary of the Company’s lease cost.

	Quarter Ended		Year-To-Date Ended
(In millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating lease cost	$8.8	$8.0	$17.8	$16.1
Variable lease cost	4.0	2.9	7.6	6.1
Short-term lease cost	0.6	0.2	1.6	0.5
Sublease income	(2.1)	(1.5)	(4.2)	(3.3)
Total lease cost	$11.3	$9.6	$22.8	$19.4
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Quarter Ended		Year-To-Date Ended
(In millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cash paid for operating lease liabilities	$8.0	$9.0	$19.2	$18.1
Operating lease assets obtained in exchange for lease liabilities	40.9	3.2	49.3	3.4
The Company did not enter into any real estate leases with commencement dates subsequent to July 2, 2022.
8.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 517 days, 538 days, and 538 days as of July 2, 2022, January 1, 2022 and July 3, 2021, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity.
The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency transaction exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
The Company has an interest rate swap arrangement, which unless otherwise terminated, will mature on May 30, 2025. This agreement, which exchanges floating rate interest payments for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts, has been designated as a cash flow hedge of the underlying debt. The notional amount of the interest rate swap arrangement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap arrangement is recognized as interest expense, net. In accordance with FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, the Company has formally documented the relationship between the interest rate swap and the variable rate borrowing, as well as its risk management objective and strategy for undertaking the hedge transactions. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the inception of the hedge, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item.
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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	July 2, 2022	January 1, 2022	July 3, 2021
Foreign exchange hedge contracts	$347.0	$296.7	$293.9
Interest rate swap	304.3	311.3	—
Cross currency swap	—	—	79.8
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	July 2, 2022	January 1, 2022	July 3, 2021
Financial assets:
Foreign exchange hedge contracts	$20.7	$5.9	$1.6
Interest rate swap	5.9	—	—
Financial liabilities:
Foreign exchange hedge contracts	$—	$(1.0)	$(4.1)
Interest rate swap	—	(0.1)	—
Cross currency swap	—	—	(8.6)
9.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $9.0 million and $19.3 million, and related income tax benefits of $1.7 million and $3.7 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended July 2, 2022, respectively. The Company recognized compensation expense of $11.6 million and $21.6 million, and related income tax benefits of $2.2 million and $4.2 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended July 3, 2021, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.

The Company granted restricted awards and performance awards as follows:

	Year-To-Date Ended July 2, 2022		Year-To-Date Ended July 3, 2021
(In millions)	Company Shares Issued	Weighted-Average Grant Date Fair Value	Company Shares Issued	Weighted-Average Grant Date Fair Value
Restricted Awards	924,121	$26.21	588,275	$34.76
Performance Awards	388,369	$29.95	622,875	$35.73
10.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended		Year-To-Date Ended
(In millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Service cost pertaining to benefits earned during the period	$1.4	$1.7	$2.7	$3.5
Interest cost on projected benefit obligations	3.3	3.2	6.6	6.4
Expected return on pension assets	(5.2)	(4.9)	(10.3)	(9.8)
Net amortization loss	2.8	3.5	5.6	6.9
Net pension expense	$2.3	$3.5	$4.6	$7.0
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
The Company’s effective tax rates for the quarter and year-to-date ended July 2, 2022 were 20.8% and 21.5%, respectively. The Company’s effective tax rates for the quarter and year-to-date ended July 3, 2021 were 17.7% and 16.9%, respectively. The increase in effective tax rates between 2022 and 2021 for both the quarter-to-date and year-to-date periods is due to unfavorable discrete tax expenses in the current year compared to favorable discrete tax benefits in the prior year.
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
The change in accumulated other comprehensive income (loss) during the quarters ended July 2, 2022 and July 3, 2021 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at April 3, 2021	$(38.4)	$(14.9)		$(70.8)		$(124.1)
Other comprehensive income (loss) before reclassifications (1)	2.5	(1.8)		—		0.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.4	(2)	3.5	(3)	5.9
Income tax expense (benefit)	—	(0.6)		(0.8)		(1.4)
Net reclassifications	—	1.8		2.7		4.5
Net current-period other comprehensive income (loss) (1)	2.5	—		2.7		5.2
Balance at July 3, 2021	$(35.9)	$(14.9)		$(68.1)		$(118.9)

Balance at April 2, 2022	$(70.5)	$(0.7)		$(31.0)		$(102.2)
Other comprehensive income (loss) before reclassifications (1)	(45.4)	13.2		—		(32.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.6)	(2)	2.8	(3)	(0.8)
Income tax expense (benefit)	—	0.9		(0.5)		0.4
Net reclassifications	—	(2.7)		2.3		(0.4)
Net current-period other comprehensive income (loss) (1)	(45.4)	10.5		2.3		(32.6)
Balance at July 2, 2022	$(115.9)	$9.8		$(28.7)		$(134.8)
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
(3)Amounts reclassified are included in the computation of net pension expense.
The change in accumulated other comprehensive income (loss) during the year-to-dates ended July 2, 2022 and July 3, 2021 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at January 2, 2021	$(36.8)	$(20.3)		$(73.5)		$(130.6)
Other comprehensive income (loss) before reclassifications (1)	0.9	3.2		—		4.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.0	(2)	6.9	(3)	9.9
Income tax expense (benefit)	—	(0.8)		(1.5)		(2.3)
Net reclassifications	—	2.2		5.4		7.6
Net current-period other comprehensive income (loss) (1)	0.9	5.4		5.4		11.7
Balance at July 3, 2021	$(35.9)	$(14.9)		$(68.1)		$(118.9)

Balance at January 1, 2022	$(56.8)	$(8.9)		$(33.2)		$(98.9)
Other comprehensive income (loss) before reclassifications (1)	(59.1)	21.7		—		(37.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.0)	(2)	5.6	(3)	1.6
Income tax expense (benefit)	—	1.0		(1.1)		(0.1)
Net reclassifications	—	(3.0)		4.5		1.5
Net current-period other comprehensive income (loss) (1)	(59.1)	18.7		4.5		(35.9)
Balance at July 2, 2022	$(115.9)	$9.8		$(28.7)		$(134.8)

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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	July 2, 2022	January 1, 2022	July 3, 2021
Financial assets:
Derivatives	$26.6	$5.9	$1.6
Financial liabilities:
Derivatives	$—	$(1.1)	$(12.7)
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

(In millions)	July 2, 2022	January 1, 2022	July 3, 2021
Carrying value	$1,227.4	$966.8	$718.4
Fair value	1,127.1	960.6	757.2
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

In May 2016, the Environmental Protection Agency (“EPA”) announced a lifetime health advisory level of 70 parts per trillion (“ppt”) combined for PFOA and PFOS, which the EPA reduced in June 2022 to 0.004 ppt and 0.02 ppt for PFOA and PFOS, respectively. In January 2018, the Michigan Department of Environmental Quality (“MDEQ”, now known as the Michigan Department of Environment, Great Lakes, and Energy (“EGLE”)) enacted a drinking water criterion of 70 ppt combined for PFOA and PFOS, which set an official state standard for acceptable concentrations of these contaminants in groundwater used for drinking water purposes. On August 3, 2020, Michigan changed the standards for PFOA and PFOS in drinking water to 8 and 16 ppt, respectively, and set standards for four other PFAS substances.
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
On February 3, 2020, the parties entered into a consent decree resolving the EGLE Action, which was approved by U.S. District Judge Janet T. Neff on February 19, 2020 (the “Consent Decree”). Under the Consent Decree, the Company agreed to pay for an extension of Plainfield Township’s municipal water system to more than 1,000 properties in Plainfield and Algoma Townships, subject to an aggregate cap of $69.5 million. The Company also agreed to continue maintaining water filters for certain homeowners, resample certain residential wells for PFAS, continue remediation at the Company’s Tannery property and House Street site, and conduct further investigations and monitoring to assess the presence of PFAS in area groundwater. The Company’s activities under the Consent Decree are not materially impacted by either the drinking water standards that became effective on August 3, 2020, or the EPA’s revised advisory levels issued in June 2022.
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
On September 27, 2021, the Company and 3M Company entered into a non-binding term sheet outlining proposed settlement terms with the law firm representing certain of the plaintiffs in the individual lawsuits included in the Litigation Matters, and on January 11, 2022, the Company and 3M Company entered into a master settlement agreement with the law firm representing certain of the plaintiffs in the individual lawsuits included in the Litigation Matters, and each of these plaintiffs subsequently agreed to participate in the settlement. Such plaintiffs’ lawsuits were dismissed with prejudice on or around April 25, 2022.
On December 9, 2021, the Company and 3M Company reached a settlement in principle to resolve certain of the remaining individual lawsuits included in the Litigation Matters, and the parties entered into definitive settlement agreements in March

2022. These plaintiffs’ lawsuits were dismissed with prejudice on June 14, 2022. The last remaining individual action was dismissed without prejudice on June 24, 2022.
In addition, the parties to the putative class action have engaged in productive mediation sessions, and remain in ongoing settlement discussions.
Only one of the Litigation Matters, the lawsuit filed by the current owner of a former landfill and gravel mining operations, remains pending in Michigan state court, and it is in the discovery and motions stages of litigation.
For certain of the Litigation Matters described above and as a result of developments during the first two quarters of 2022, the Company increased its accrual by $37.8 million since January 1, 2022 and made related payments of $50.1 million. As of July 2, 2022, the Company had recorded liabilities of $37.8 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities in the consolidated condensed balance sheets. At this time, the Company has determined a potential liability is not probable with respect to the one remaining Litigation Matter that is still pending.
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
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Year-To-Date Ended
(In millions)	July 2, 2022	July 3, 2021
Remediation liability at beginning of the year	$85.7	$101.8
Amounts paid	(20.6)	(8.7)
Remediation liability at the end of the quarter	$65.1	$93.1
The reserve balance as of July 2, 2022 includes $15.1 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $50.0 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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

Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to July 2, 2022 are as follows:

(In millions)	2022	2023	2024	2025	2026	Thereafter
Minimum royalties	$0.7	$—	$—	$—	$—	$—
Minimum advertising	$—	$3.9	$3.9	$4.2	$4.3	$—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.8 million and $1.2 million for the quarter and year-to-date ended July 2, 2022, respectively. For the quarter and year-to-date ended July 3, 2021, the Company incurred royalty expense in accordance with these agreements of $0.7 million and $1.1 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.5 million and $2.8 million for the quarter and year-to-date ended July 2, 2022, respectively. For the quarter and year-to-date ended July 3, 2021, the Company incurred advertising expense in accordance with these agreements of $1.7 million and $2.7 million, respectively.
15.BUSINESS SEGMENTS
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Sweaty Betty® activewear business, the Company’s leather marketing operations, sourcing operations that include third-party commission revenues and multi-branded direct-to-consumer retail stores. The Corporate category consists of the Champion trademarks gain in 2022 and unallocated corporate expenses, such as corporate employee costs, costs related to the COVID-19 pandemic and environmental and other related costs.
The reportable segments are engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Revenue for the reportable segments includes revenue from the sale of branded footwear, apparel and accessories to third-party customers; revenue from third-party licensees and distributors; and revenue from the Company’s direct-to-consumer businesses. The Company’s reportable segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions.

Company management uses various financial measures to evaluate the performance of the reportable segments. The following is a summary of certain key financial measures for each reportable segment.

	Quarter Ended		Year-to-Date Ended
(In millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue:
Wolverine Michigan Group	$389.7	$354.4	$719.0	$652.1
Wolverine Boston Group	253.9	258.0	466.2	458.9
Other	70.0	19.5	143.2	31.6
Total	$713.6	$631.9	$1,328.4	$1,142.6
Segment operating profit (loss):
Wolverine Michigan Group	$82.3	$75.5	$147.4	$134.7
Wolverine Boston Group	39.9	47.0	69.1	81.1
Other	(0.5)	1.2	(0.4)	1.5
Corporate	46.2	(59.9)	(28.6)	(95.4)
Operating profit	167.9	63.8	187.5	121.9
Interest expense, net	10.1	9.7	$18.8	$19.3
Other expense (income), net	0.6	0.1	$(0.5)	$2.9
Earnings before income taxes	$157.2	$54.0	$169.2	$99.7

(In millions)	July 2, 2022	January 1, 2022	July 3, 2021
Total assets:
Wolverine Michigan Group	$922.2	$651.9	$702.4
Wolverine Boston Group	1,263.4	1,123.6	1,157.9
Other	561.4	606.2	43.4
Corporate	202.0	204.7	399.9
Total	$2,949.0	$2,586.4	$2,303.6
Goodwill:
Wolverine Michigan Group	$142.6	$145.1	$145.7
Wolverine Boston Group	294.2	296.2	297.9
Other	102.3	115.3	—
Total	$539.1	$556.6	$443.6
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
Sweaty Betty® contributed net revenue of $47.4 million and $100.9 million and net loss of $0.6 million and $0.7 million to the Company for the quarter and year-to-date ended July 2, 2022, respectively. The Sweaty Betty® operating results are included in the Other category for segment reporting purposes.
The Company recognized acquisition-related transaction costs of $7.5 million, all of which were recognized in fiscal year 2021 in the selling, general and administrative expenses line item in the Consolidated Statement of Operations. These costs represent investment banking fees, legal and professional fees, transaction fees, and consulting fees associated with the acquisition.

The Company accounted for the acquisition following FASB ASC Topic 805, Business Combinations, and the related assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The aggregate purchase price was allocated to the major categories of assets acquired and liabilities assumed based upon their respective fair values at the acquisition date using primarily Level 2 and Level 3 inputs. The Level 2 and Level 3 valuation inputs include an estimate of future cash flows and discount rates. The Sweaty Betty® trademark, which is estimated to have an indefinite life, has been valued at $346.4 million using the multi-period excess earnings method. The multi-period excess earnings method requires the use of significant estimates and assumptions, including but not limited to, future revenues, growth rates, EBITDA margin, tax rates and a discount rate. The purchase price allocation was finalized during the quarter ended July 2, 2022.
The following table summarizes the purchase price allocation to the assets acquired and liabilities assumed at the acquisition date:

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
Goodwill is the result of expected synergies and the Company’s ability to grow the Sweaty Betty® brand, as well as the acquired assembled workforce. All of the goodwill is presented within the Other category for segment reporting purposes and within the Sweaty Betty® reporting unit and will not be deductible for income tax purposes.
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

	Quarter Ended	Year-to Date Ended
(In millions)	July 3, 2021	July 3, 2021
Net revenue	$687.2	$1,257.0
Net earnings attributable to Wolverine World Wide, Inc.	$45.1	$86.2

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report.
BUSINESS OVERVIEW
The Company is a leading global designer, marketer and licensor of branded footwear, apparel and accessories. The Company’s vision statement is “to build a family of the most admired performance and lifestyle brands on earth,” and the Company seeks to fulfill this vision by offering innovative products and compelling brand propositions; complementing its footwear brands with strong apparel and accessories offerings; expanding its global direct-to-consumer footprint; and delivering supply chain excellence.
The Company’s brands are marketed in approximately 170 countries and territories at July 2, 2022, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At July 2, 2022, the Company operated 145 retail stores in the U.S., Europe and Canada and 64 direct-to-consumer eCommerce sites.
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
Known Trends Impacting Our Business
The COVID-19 pandemic has had a material adverse impact, and is expected to continue to have an impact, on the Company’s financial results. Disruption in the global supply chain due to vessel shortages, labor and container shortages, and U.S. port congestion resulted in transportation delays that interrupted the flow of the Company’s inventory and caused delays of shipments to wholesale partners during the first two quarters of 2022. Supply chain disruptions resulted in the Company not being able to fulfill all orders received from customers during the quarter. The Company also incurred higher logistics costs, including freight and labor costs, during the first two quarters of 2022 as a result of the supply chain disruption and also due to inflationary pressures. The Company expects certain aspects of the disruption in the global supply chain to continue into future periods. The Company will continue to monitor delays and other disruptions in the supply chain and has taken actions intended to mitigate the effects of the disruption on the Company such as diversifying the Company’s factory supply base, adjusting timing of the Company’s inventory purchases and diversifying the logistics options to deliver inventory. The Company expects cost increases due to inflationary pressures to continue to impact the Company’s results. The Company has implemented selective price increases by brand and product to partially offset inflationary pressures on the Company’s financial results. The Company expects to continue to evaluate future pricing of its products. In addition to inflationary headwinds experienced, the strengthening of the U.S. dollar relative to other major currencies has negatively impacted the Company’s financial results.
The Company continues to monitor the ongoing impacts of the COVID-19 pandemic as well as guidance from international and domestic governmental authorities, including developments that are outside the Company’s control. These developments and other potential impacts of the COVID-19 pandemic, such as new or prolonged factory closures and other adverse impacts on the global supply chain affecting the planned delivery of the Company’s inventory, could materially adversely impact revenue growth as well as profitability in future periods.
In March 2022, the Company temporarily suspended all business operations in Russia due to the Russia-Ukraine conflict. The Company has no assets or employees in Russia or Ukraine. The Company’s business operations in Russia represent less than 1 percent of revenue. For a more complete discussion of the risks the Company encounters in our business, please refer to Item 1A, “Risk Factors” in the Company’s 2021 Form 10-K.
2022 FINANCIAL OVERVIEW
•Revenue was $713.6 million for the second quarter of 2022, representing an increase of 12.9% compared to the second quarter of 2021.
•Gross margin was 43.0% in the second quarter of 2022 compared to 42.8% in the second quarter of 2021.
•The effective tax rates in the second quarters of 2022 and 2021 were 20.8% and 17.7%, respectively.
•Diluted earnings per share for the second quarter of 2022 was $1.53 per share compared to $0.53 per share for the second quarter of 2021.

•The Company declared cash dividends of $0.10 per share in the second quarters of both 2022 and 2021.
•Cash flow used in operating activities was $247.9 million for the first two quarters of 2022 compared to cash flow provided by operating activities of $51.7 million for the first two quarters of 2021.
•Compared to the second quarter of 2021, inventory increased $307.8 million, or 92.8%. Sweaty Betty contributed $42.9 million, or 12.9%, to the increase versus the prior year.
RESULTS OF OPERATIONS

	Quarter Ended			Year-To-Date Ended
(In millions, except per share data)	July 2, 2022	July 3, 2021	Percent Change	July 2, 2022	July 3, 2021	Percent Change
Revenue	$713.6	$631.9	12.9%	$1,328.4	$1,142.6	16.3%
Cost of goods sold	406.5	361.5	12.4	760.0	649.9	16.9
Gross profit	307.1	270.4	13.6	568.4	492.7	15.4
Selling, general and administrative expenses	229.2	201.8	13.6	440.5	376.2	17.1
Gain on sale of trademarks	(90.0)	—	*	(90.0)	—	*
Environmental and other related costs, net of recoveries	—	4.8	(100.0)	30.4	(5.4)	663.0
Operating profit	167.9	63.8	163.2	187.5	121.9	53.8
Interest expense, net	10.1	9.7	4.1	18.8	19.3	(2.6)
Other expense (income), net	0.6	0.1	500.0	(0.5)	2.9	(117.2)
Earnings before income taxes	157.2	54.0	191.1	169.2	99.7	69.7
Income tax expense	32.7	9.6	240.6	36.3	16.9	114.8
Net earnings	124.5	44.4	180.4	132.9	82.8	60.5
Less: net loss attributable to noncontrolling interests	(0.1)	(0.3)	66.7	(1.4)	(0.4)	(250.0)
Net earnings attributable to Wolverine World Wide, Inc.	$124.6	$44.7	178.7%	$134.3	$83.2	61.4%
Diluted earnings per share	$1.53	$0.53	188.7%	$1.63	$0.98	66.3%
* Percentage change not meaningful
REVENUE
Revenue was $713.6 million for the second quarter of 2022, representing an increase of 12.9% compared to the second quarter of 2021. The change in revenue reflected a $35.3 million, or 10.0%, increase from the Michigan Group, a $4.1 million, or 1.6%, decline from the Boston Group and a 7.5% contribution from Sweaty Betty® revenue of $47.4 million. The Michigan Group’s revenue increase was primarily driven by increases of $25.0 million from Merrell®, $8.1 million from Wolverine®, $6.0 million from Hush Puppies® and $5.3 million from Chaco®, partially offset by decreases of $6.3 million from Cat® and $4.5 million from Bates®. The Boston Group’s revenue decline was primarily driven by a $10.8 million decrease from Sperry®, partially offset by an increase of $9.0 million from Saucony®. Changes in foreign exchange rates decreased revenue by $19.4 million during the second quarter of 2022. Direct-to-consumer revenue increased during the second quarter of 2022 by $29.0 million, or 21.1%, compared to the second quarter of 2021, including a $40.3 million, or 29.3%, contribution from the Sweaty Betty® acquisition.
Revenue was $1,328.4 million for the first two quarters of 2022, representing an increase of 16.3% compared to the first two quarters of 2021. The change in revenue reflected a $66.9 million, or 10.3%, increase from the Michigan Group, a $7.3 million, or 1.6%, increase from the Boston Group and a 8.8% contribution from Sweaty Betty® revenue of $100.9 million. The Michigan Group’s revenue increase was primarily driven by increases of $22.7 million from Merrell®, $14.6 million from Chaco®, $14.5 million from Wolverine®, $8.7 million from Hush Puppies® and $8.6 million from Cat®, partially offset by a decrease of $4.4 million from Bates®. The Boston Group’s revenue increase was primarily driven by an increase of $12.8 million from Saucony®, partially offset by a decline of $5.6 million from Keds®. Changes in foreign exchange rates decreased revenue by $23.3 million during the first two quarters of 2022. Direct-to-consumer revenue increased during the first two quarters of 2022 by $56.1 million, or 22.3%, compared to the first two quarters of 2021, including a $83.8 million, or 33.4%, contribution from the Sweaty Betty® acquisition.

GROSS MARGIN
Gross margin was 43.0% in the second quarter of 2022 compared to 42.8% in the second quarter of 2021. The gross margin increase in the second quarter was driven by the contribution from the Sweaty Betty® acquisition (80 basis points), favorable product mix and average selling price across the Company's brands mainly attributable to Saucony® and Merrell® (60 basis points), favorable royalty revenue from licensing agreements (50 basis points) and partially offset by unfavorable volume and outbound freight costs in the Company’s direct-to-consumer channel (100 basis points), unfavorable mix shift to the international channel (30 basis points) and increased closeout sales (50 basis points).
Gross margin was 42.8% in the first two quarters of 2022 compared to 43.1% during the first two quarters of 2021. The gross margin decrease in the first two quarters of 2022 was driven by an unfavorable mix shift to the international channel (60 basis points) and unfavorable volume and outbound freight costs in the Company’s direct-to-consumer channel (90 basis points), partially offset by the contribution from the Sweaty Betty® acquisition (90 basis points), favorable product mix and average selling price across the Company's brands mainly attributable to Saucony® and Merrell® (30 basis points), and favorable royalty revenue from licensing agreements (20 basis points).
OPERATING EXPENSES
Operating expenses decreased $67.4 million, from $206.6 million in the second quarter of 2021 to $139.2 million in the second quarter of 2022. The decrease was primarily driven by the gain recorded on the sale of the Champion trademarks for footwear in the United States and Canada ($90.0 million), lower incentive compensation costs ($11.3 million) and lower environmental and other related costs, net of insurance recoveries ($4.8 million), partially offset by an increase due to the contribution from Sweaty Betty® operating expenses ($27.9 million), higher advertising costs ($4.2 million), higher selling costs ($3.2 million), higher distribution costs ($1.5 million), higher product development costs ($1.2 million), and Sweaty Betty® integration costs ($0.7 million). Environmental and other related costs were $2.1 million and $4.8 million in the second quarter of 2022 and 2021, respectively.
Operating expenses increased $10.1 million, from $370.8 million in the first two quarters of 2021 to $380.9 million in the first two quarters of 2022. The increase was primarily driven by an increase due to the contribution from Sweaty Betty® operating expenses ($57.7 million), higher environmental and other related costs, net of insurance recoveries ($35.8 million), higher selling costs ($7.0 million), higher distribution costs ($3.7 million), higher general and administrative costs ($3.1 million), higher advertising costs ($2.1 million), higher product development costs ($1.9 million) and Sweaty Betty® integration costs ($0.7 million), partially offset by the gain recorded on the sale of the Champion trademarks for footwear in the United States and Canada ($90.0 million) and lower incentive compensation costs ($12.0 million). Environmental and other related costs were $42.5 million and $10.3 million in the first two quarters of 2022 and 2021, respectively.
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $10.1 million in the second quarter of 2022 compared to $9.7 million in the second quarter of 2021. The increase in interest expense is due to higher average principal balances of variable rate debt, partially offset by lower average interest rates on the Company’s outstanding debt. The Company redeemed and replaced the 6.375% senior notes due in 2025 and the 5.000% senior notes due in 2026 with the 4.000% senior notes in August 2021 due in 2029.
Net interest expense was $18.8 million in the first two quarters of 2022 compared to $19.3 million in the first two quarters of 2021. Reduction in interest expense is due to the lower average interest rates on the Company’s outstanding debt, partially offset by higher average principal balances of variable rate debt.
Other income was $0.6 million in the second quarter of 2022, compared to other expense of $0.1 million in the second quarter of 2021. Other income was $0.5 million in the first two quarters of 2022, compared to other expense of $2.9 million in the first two quarters of 2021.
The effective tax rates in the second quarter of 2022 and 2021 were 20.8% and 17.7%, respectively. The effective tax rates in the first two quarters of 2022 and 2021 were 21.5% and 16.9%, respectively. The increase in effective tax rates between 2022 and 2021 for both the quarter-to-date and year-to-date periods is due to unfavorable discrete tax expenses in the current year compared to favorable discrete tax benefits in the prior year.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Sweaty Betty® activewear business, the Company’s leather marketing operations, sourcing operations that include third-party commission revenues and multi-branded direct-to-consumer retail stores. The Corporate category consists of the Champion trademarks gain in 2022 and unallocated corporate expenses, such as corporate employee costs, costs related the COVID-19 pandemic and environmental and other related costs.
The reportable segment results are as follows:

	Quarter Ended				Year-To-Date Ended
(In millions)	July 2, 2022	July 3, 2021	Change	Percent Change	July 2, 2022	July 3, 2021	Change	Percent Change
REVENUE
Wolverine Michigan Group	$389.7	$354.4	$35.3	10.0%	$719.0	$652.1	$66.9	10.3%
Wolverine Boston Group	253.9	258.0	(4.1)	(1.6)%	466.2	458.9	7.3	1.6%
Other	70.0	19.5	50.5	259.0%	143.2	31.6	111.6	353.2%
Total	$713.6	$631.9	$81.7	12.9%	$1,328.4	$1,142.6	$185.8	16.3%
OPERATING PROFIT (LOSS)
Wolverine Michigan Group	$82.3	$75.5	$6.8	9.0%	$147.4	$134.7	$12.7	9.4%
Wolverine Boston Group	39.9	47.0	(7.1)	(15.1)%	69.1	81.1	(12.0)	(14.8)%
Other	(0.5)	1.2	(1.7)	(141.7)%	(0.4)	1.5	(1.9)	(126.7)%
Corporate	46.2	(59.9)	106.1	177.1%	(28.6)	(95.4)	66.8	70.0%
Total	$167.9	$63.8	$104.1	163.2%	$187.5	$121.9	$65.6	53.8%
Further information regarding the reportable segments can be found in Note 15 to the consolidated condensed financial statements.
Wolverine Michigan Group
The Michigan Group’s revenue increased $35.3 million, or 10.0%, in the second quarter of 2022 compared to the second quarter of 2021. The revenue increase was primarily driven by increases of $25.0 million from Merrell®, $8.1 million from Wolverine®, $6.0 million from Hush Puppies® and $5.3 million from Chaco®, partially offset by decreases of $6.3 million from Cat® and $4.5 million from Bates®. The Michigan Group’s revenue increased $66.9 million, or 10.3% in the first two quarters of 2022 compared to the first two quarters of 2021. The revenue increase was primarily driven by increases of $22.7 million from Merrell®, $14.6 million from Chaco®, $14.5 million from Wolverine®, $8.7 million from Hush Puppies® and $8.6 million from Cat®, partially offset by a decrease of $4.4 million from Bates®. The Merrell® increase was due to the strength of the hike product category, which includes the industry leading Moab franchise as well as strong performance from the international channel. The Wolverine® increase was due to the strong performance of its core franchises which include Raider and Rancher, strength of the work product category, and expanded work footwear products. The Chaco® increase was the result of improved inventory positions in the current period versus the prior period which was negatively impacted by supply chain constraints. The Hush Puppies® increase was due to the launch of a strategic distribution partnership with DSW in North America and the strength of the brand’s lifestyle head-to-toe product offering internationally, with a focus on casual, comfort and color. The Cat® decline during the second quarter was due to logistics delays limiting the amount of inventory available for sale during the period, and the Cat® increase during the first two quarters was due to the strength of the work product category and timing of shipments between periods. The Bates® decline was due to a reduction in military exchange customer revenue for domestically manufactured products.
The Michigan Group’s operating profit increased $6.8 million in the second quarter of 2022 compared to the second quarter of 2021. The operating profit increase was due to revenue increases, partially offset by a 60 basis point decrease in gross margin and a $6.1 million increase in selling, general and administrative expenses. The Michigan Group’s operating profit increased $12.7 million in the first two quarters of 2022 compared to the first two quarters of 2021. The operating profit increase was due to revenue increases, partially offset by a 100 basis point decrease in gross margin and a $9.5 million increase in selling, general and administrative expenses. The decrease in gross margin in the current year periods was due to an unfavorable mix shift to the international third-party channel and unfavorable volume and outbound freight costs in the Company’s direct-to-consumer channel. The increase in selling, general and administrative expenses in the current year periods was primarily due to higher advertising costs and labor and distribution costs.

Wolverine Boston Group
The Boston Group’s revenue decreased $4.1 million, or 1.6%, during the second quarter of 2022 compared to the second quarter of 2021. The revenue decline was primarily driven by a decrease of $10.8 million from Sperry®, partially offset by an increase of $9.0 million from Saucony®. The Boston Group’s revenue increased by $7.3 million, or 1.6%, during the first two quarters of 2022 compared to the first two quarters of 2021. The revenue increase was primarily driven by an increase of $12.8 million from Saucony®, partially offset by a decline of $5.6 million from Keds®. The Saucony® increase was driven by the strength and expanded sales of core technical road and trail product franchises which include the Ride, Guide, Kinvara, Triumph, Peregrine and Endorphin series. The Sperry® decline was driven by lower core product performance in both the U.S. wholesale and direct-to-consumer sales channels. The Keds® decline was due to logistics delays limiting the amount of inventory available for sale during the period.
The Boston Group’s operating profit decreased $7.1 million in the second quarter of 2022 compared to the second quarter of 2021. The operating profit decrease was due to revenue decreases and a $6.2 million increase in selling, general and administrative expenses, partially offset by a 30 basis point increase in gross margin. The Boston Group’s operating profit decreased $12.0 million in the first two quarters of 2022 compared to the first two quarters of 2021. The operating profit decrease was due to a 80 basis point decrease in gross margin and a $11.6 million increase in selling, general, and administrative expenses, partially offset by revenue increases. The increase in the gross margin in the quarter-to-date period was due to favorable royalty revenue from licensing agreements and product cost and volume changes. The decrease in gross margin in the year-to-date period was due to an unfavorable mix shift to the international third-party channel and unfavorable volume and outbound freight costs in the Company’s direct-to-consumer channel. The increase in selling, general and administrative expenses in the current year periods was primarily due to higher advertising costs and labor and distribution costs.
Other
The Other category’s revenue increased $50.5 million, or 259.0%, in the second quarter of 2022 compared to the second quarter of 2021. The revenue increase was primarily driven by a $47.4 million contribution from Sweaty Betty®. The Other category’s revenue increased $111.6 million, or 353.2%, during the first two quarters of 2022 compared to the first two quarters of 2021. The revenue increase was primarily driven by a $100.9 million contribution from Sweaty Betty® and an $8.3 million increase in the performance leathers business.
Corporate
Corporate expenses decreased $106.1 million in the second quarter of 2022 compared to the second quarter of 2021, primarily due to the gain recorded on the sale of the Champion trademarks for footwear in the United States and Canada ($90.0 million), lower incentive compensation costs ($12.0 million) and lower environmental and other related costs, net of insurance recoveries ($4.7 million).
Corporate expenses decreased $66.8 million in the first two quarters of 2022 compared to the first two quarters of 2021, primarily due to the gain recorded on the sale of the Champion trademarks for footwear in the United States and Canada ($90.0 million) and lower incentive compensation costs ($9.0 million), partially offset by higher environmental and other related costs, net of insurance recoveries ($35.8 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	July 2, 2022	January 1, 2022	July 3, 2021
Cash and cash equivalents	$149.3	$161.7	$345.8
Debt	1,227.4	966.8	718.4
Available revolving credit facility (1)	504.2	769.2	793.9
(1)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.
Liquidity
Cash and cash equivalents of $149.3 million as of July 2, 2022 were $196.5 million lower compared to July 3, 2021. The decrease is due primarily to the cash paid for the Sweaty Betty® acquisition of $417.4 million, share repurchases of $94.0 million, cash dividends paid of $33.4 million, cash used by operating activities of $212.8 million and additions to property, plant and equipment of $27.0 million, partially offset by borrowings less repayments of debt of $510.0 million and cash received from the sale of the Champion trademark of $90.0 million. The Company had $504.2 million of borrowing capacity available under the revolving facility as of July 2, 2022. Cash and cash equivalents located in foreign jurisdictions totaled $122.8 million as of July 2, 2022.
The Company funded the purchase price for the Sweaty Betty® acquisition through a combination of cash on hand and borrowings on the revolving credit facility.

Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends and for general corporate purposes.
The Company may purchase up to an additional $366.5 million of shares under its existing common stock repurchase program which expires in September of 2023. The common stock repurchase program does not obligate the Company to acquire any particular amount of shares and may be suspended at any time. The Company repurchased $81.3 million and $26.9 million of shares in the first two quarters of 2022 and 2021, respectively.
A detailed discussion of environmental remediation costs is found in Note 14 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of July 2, 2022, the Company had a reserve of $65.1 million, of which $15.1 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities, and the remaining $50.0 million is recorded in other liabilities and is expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
Note 14 to the consolidated condensed financial statements also includes a detailed discussion of environmental litigation matters. The Company increased its accrual by $37.8 million since January 1, 2022 and made related payments of $50.1 million with respect to certain of these matters, as discussed in Note 14.
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
As of July 2, 2022, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.
The Company’s debt at July 2, 2022 totaled $1,227.4 million compared to $966.8 million at January 1, 2022. The Company expects to use the current borrowings to fund organic growth initiatives, reduce debt, pay dividends and for general corporate purposes. The increased debt position resulted from borrowings under the Revolving Facility to fund operating activities and share repurchases.
Cash Flows
The following table summarizes cash flow activities:

	Year-To-Date Ended
(In millions)	July 2, 2022	July 3, 2021
Net cash provided by (used in) operating activities	$(247.9)	$51.7
Net cash provided by (used in) investing activities	78.7	(8.1)
Net cash provided by (used in) financing activities	163.1	(45.1)
Additions to property, plant and equipment	16.1	6.7
Depreciation and amortization	16.8	14.4
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first two quarters of 2022, an increase in net working capital represented a use of cash of $297.0 million. Working capital balances were unfavorably impacted by an increase in inventories of $284.7 million, an increase in accounts receivable of $107.6 million, a decrease in other operating liabilities of $18.6 million and an increase in other operating assets of $15.9 million, partially offset by an increase in accounts payable of $104.3 million and an increase in income taxes payable of $25.5 million. Operating cash flows included stock-based compensation expense adjustment of $19.3 million, depreciation and amortization expense adjustment of $16.8 million, pension expense adjustment of $4.7 million, gain on sale of the Champion trademarks of $90.0 million, and environmental and other related costs cash outflow of $35.0 million.
Investing Activities
The Company made capital expenditures of $16.1 million and $6.7 million in the first two quarters of 2022 and 2021, respectively, for building improvements, eCommerce site enhancements, new retail stores, distribution operations improvements and information system enhancements. The current year activity includes proceeds received from the sale of the Champion trademarks of $90.0 million.
Financing Activities
The current year activity includes net borrowings under the Revolving Facility of $265.0 million. The Company paid $5.0 million in principal payments associated with its financing arrangements during the first two quarters of 2022 and 2021, respectively. The Company paid $7.2 million and $13.1 million in the first two quarters of 2022 and 2021, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans and received $1.4 million and $12.0 million in proceeds from the exercise of stock options in the first two quarters of 2022 and 2021, respectively. The Company settled repurchases in cash for $81.3 million and $26.9 million of its common stock during the first two quarters of 2022 and 2021, respectively. The Company received $7.0 million and $4.8 million in the first two quarters of 2022 and 2021, respectively, from noncontrolling owners of the Company’s China joint venture to support the growth of the joint venture.
The Company declared cash dividends of $0.20 per share during the first two quarters of 2022 and 2021. Dividends paid in the first two quarters of 2022 and 2021 totaled $16.8 million and $16.9 million, respectively. A quarterly dividend of $0.10 per share was declared on August 3, 2022 to shareholders of record on October 3, 2022.
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
Under the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 815, Derivatives and Hedging, the Company is required to recognize all derivatives on the balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through earnings. If a derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of July 2, 2022 and July 3, 2021, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $347.0 million and $293.9 million, respectively, with maturities ranging up to 517 and 538 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of July 2, 2022, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $59.1 million from their value as of January 1, 2022. As of July 3, 2021, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $0.9 million from their value as of January 2, 2021.
The Company is exposed to interest rate changes primarily as a result of interest expense on the term loan borrowings and any borrowings under the Revolving Facility. The Company’s total variable-rate debt was $685.0 million at July 2, 2022 and the Company held a forward dated interest rate swap agreement, denominated in U.S. dollars, that effectively converts $304.3 million of this amount to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4.    Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. On August 2, 2021, the Company completed the acquisition of the Sweaty Betty® brand and activewear business as described in Note 16 to the consolidated condensed financial statements, and the Company is in the process of integrating the acquired company’s business processes, information technology systems, and other components into the Company’s internal control over financial reporting. There have been no changes during the quarter ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the second quarter of 2022.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 4 (April 3, 2022 to May 7, 2022)
Common Stock Repurchase Program(1)	545,230	$20.60	545,230	$401,675,422
Employee Transactions(2)	3,976	$19.92	—
Period 5 (May 8, 2022 to June 4, 2022)
Common Stock Repurchase Program(1)	1,665,719	$19.17	1,665,719	$369,736,807
Employee Transactions(2)	386	$21.34	—
Period 6 (June 5, 2022 to July 2, 2022)
Common Stock Repurchase Program(1)	171,402	$18.74	171,402	$366,524,492
Employee Transactions(2)	—	$—	—
Total for the Second Quarter Ended July 2, 2022
Common Stock Repurchase Program(1)	2,382,351	$19.47	2,382,351	$366,524,492
Employee Transactions(2)	4,362	$20.04	—
(1)On September 11, 2019, the Company’s Board of Directors approved a common stock repurchase program that authorized the repurchase of $400.0 million of common stock over a four-year period, incremental to the $113.4 million available as of that date for repurchases under the previous program. Since that date, the Company repurchased $146.9 million of common stock. The annual amount of any stock repurchases is restricted under the terms of the Company's Senior Credit Facilities and senior notes indenture.
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

10.1
Trademark Acquisition Agreement by and among SR Holdings, LLC, Keds, LLC, Hanesbrands, Inc, and HBI Branded Apparel Enterprises, LLC dated June 30, 2022. Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 30, 2022.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income; (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

August 11, 2022	/s/ Brendan L. Hoffman
Date	Brendan L. Hoffman President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory for Registrant)

August 11, 2022	/s/ Michael D. Stornant
Date	Michael D. Stornant Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)