Form 10-Q
period 2022-10-01
WOLVERINE WORLD WIDE INC /DE/
filed 2022-11-10
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 78,755,075 shares of common stock, $1 par value, outstanding as of October 24, 2022.

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

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue	$691.4	$636.7	$2,019.8	$1,779.3
Cost of goods sold	413.6	361.9	1,173.6	1,011.8
Gross profit	277.8	274.8	846.2	767.5
Selling, general and administrative expenses	216.8	215.0	657.3	591.2
Gain on sale of trademarks	—	—	(90.0)	—
Environmental and other related costs, net of recoveries	2.2	17.3	32.6	11.9
Operating profit	58.8	42.5	246.3	164.4
Other expenses:
Interest expense, net	12.5	9.6	31.3	28.9
Debt extinguishment and other costs	—	34.0	—	34.0
Other expense (income), net	2.7	(0.4)	2.2	2.5
Total other expense, net	15.2	43.2	33.5	65.4
Earnings (loss) before income taxes	43.6	(0.7)	212.8	99.0
Income tax expense	4.8	0.1	41.1	17.0
Net earnings (loss)	$38.8	$(0.8)	$171.7	$82.0
Less: net loss attributable to noncontrolling interests	(0.2)	(0.8)	(1.6)	(1.2)
Net earnings attributable to Wolverine World Wide, Inc.	$39.0	$—	$173.3	$83.2

Net earnings per share (see Note 3):
Basic	$0.49	$0.00	$2.12	$0.99
Diluted	$0.48	$0.00	$2.12	$0.98

Comprehensive income (loss)	$13.5	$(10.2)	$110.1	$84.2
Less: comprehensive loss attributable to noncontrolling interests	(0.6)	(0.7)	(2.4)	(1.2)
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	$14.1	$(9.5)	$112.5	$85.4

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	October 1, 2022	January 1, 2022	October 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$136.4	$161.7	$183.6
Accounts receivable, less allowances of $23.0, $28.3 and $27.4	440.0	319.6	362.6
Finished products, net	871.1	354.1	400.2
Raw materials and work-in-process, net	9.8	11.4	11.8
Total inventories	880.9	365.5	412.0
Prepaid expenses and other current assets	94.5	56.9	44.4
Total current assets	1,551.8	903.7	1,002.6
Property, plant and equipment, net of accumulated depreciation of $228.4, $219.1 and $212.2	126.0	129.0	127.3
Lease right-of-use assets, net	165.0	138.2	134.7
Goodwill	526.5	556.6	555.5
Indefinite-lived intangibles	658.6	718.1	718.3
Amortizable intangibles, net	67.7	74.6	76.8
Deferred income taxes	0.8	1.8	1.9
Other assets	74.2	64.4	64.3
Total assets	$3,170.6	$2,586.4	$2,681.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$317.9	$222.1	$265.1
Accrued salaries and wages	26.5	41.7	39.1
Other accrued liabilities	203.4	222.5	193.5
Lease liabilities	33.5	38.3	34.4
Current maturities of long-term debt	10.0	10.0	10.0
Borrowings under revolving credit agreements	740.0	225.0	310.0
Total current liabilities	1,331.3	759.6	852.1
Long-term debt, less current maturities	725.2	731.8	704.4
Accrued pension liabilities	103.0	107.4	145.3
Deferred income taxes	116.4	118.9	121.2
Lease liabilities, noncurrent	147.5	118.2	117.9
Other liabilities	73.0	106.1	98.6
Stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 112,170,049, 111,632,094, and 111,538,349 shares issued	112.2	111.6	111.5
Additional paid-in capital	318.7	298.9	289.8
Retained earnings	1,277.1	1,128.2	1,151.2
Accumulated other comprehensive loss	(159.7)	(98.9)	(128.4)
Cost of shares in treasury; 33,414,974, 29,604,013, and 29,170,142 shares	(891.4)	(810.2)	(797.4)
Total Wolverine World Wide, Inc. stockholders’ equity	656.9	629.6	626.7
Noncontrolling interest	17.3	14.8	15.2
Total stockholders’ equity	674.2	644.4	641.9
Total liabilities and stockholders’ equity	$3,170.6	$2,586.4	$2,681.4
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Year-To-Date Ended
(In millions)	October 1, 2022	October 2, 2021
OPERATING ACTIVITIES
Net earnings	$171.7	$82.0
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	25.2	23.1
Deferred income taxes	2.5	(3.9)
Stock-based compensation expense	26.4	30.0
Pension and SERP expense	7.0	10.5
Debt extinguishment and other costs	—	5.6
Environmental and other related costs, net of cash payments and recoveries received	(35.8)	(8.5)
Gain on sale of trademarks	(90.0)	—
Other	(4.9)	(3.5)
Changes in operating assets and liabilities:
Accounts receivable	(133.5)	(90.3)
Inventories	(533.5)	(124.6)
Other operating assets	(15.1)	7.7
Accounts payable	109.2	68.4
Income taxes payable	5.7	5.7
Other operating liabilities	(25.1)	14.8
Net cash provided by (used in) operating activities	(490.2)	17.0
INVESTING ACTIVITIES
Business acquisition, net of cash acquired	—	(417.8)
Additions to property, plant and equipment	(23.5)	(10.0)
Investment in joint ventures	(2.8)	—
Proceeds from sale of trademarks	90.0	—
Other	4.5	(1.9)
Net cash provided by (used in) investing activities	68.2	(429.7)
FINANCING ACTIVITIES
Payments under revolving credit agreements	(153.0)	(40.0)
Borrowings under revolving credit agreements	668.0	350.0
Borrowings of long-term debt	—	550.0
Payments on long-term debt	(7.5)	(557.5)
Payments of debt issuance and debt extinguishment costs	—	(7.4)
Cash dividends paid	(24.7)	(25.2)
Purchases of common stock for treasury	(81.3)	(26.9)
Employee taxes paid under stock-based compensation plans	(7.4)	(13.7)
Proceeds from the exercise of stock options	1.4	15.6
Contributions from noncontrolling interests	7.0	4.8
Net cash provided by financing activities	402.5	249.7
Effect of foreign exchange rate changes	(5.8)	(0.8)
Decrease in cash and cash equivalents	(25.3)	(163.8)
Cash and cash equivalents at beginning of the year	161.7	347.4
Cash and cash equivalents at end of the quarter	$136.4	$183.6
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at July 3, 2021	$111.4	$278.4	$1,159.6	$(118.9)	$(797.3)	$15.9	$649.1
Net earnings (loss)			—			(0.8)	(0.8)
Other comprehensive income (loss)				(9.5)		0.1	(9.4)
Shares issued, net of shares forfeited under stock incentive plans (18,229 shares)	—	(0.4)					(0.4)
Shares issued for stock options exercised, net (137,527 shares)	0.1	3.4					3.5
Stock-based compensation expense		8.4					8.4
Cash dividends declared ($0.10 per share)			(8.4)				(8.4)
Purchases of shares under stock-based compensation plans (4,743 shares)					(0.1)		(0.1)
Balance at October 2, 2021	$111.5	$289.8	$1,151.2	$(128.4)	$(797.4)	$15.2	$641.9

Balance at July 2, 2022	$112.1	$311.9	$1,246.1	$(134.8)	$(891.4)	$17.9	$661.8
Net earnings (loss)			39.0			(0.2)	38.8
Other comprehensive loss				(24.9)		(0.4)	(25.3)
Shares issued, net of shares forfeited under stock incentive plans (20,672 shares)	0.1	(0.3)					(0.2)
Stock-based compensation expense		7.1					7.1
Cash dividends declared ($0.10 per share)			(8.0)				(8.0)
Balance at October 1, 2022	$112.2	$318.7	$1,277.1	$(159.7)	$(891.4)	$17.3	$674.2

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at January 2, 2021	$110.4	$252.6	$1,093.3	$(130.6)	$(764.3)	$11.6	$573.0
Net earnings (loss)			83.2			(1.2)	82.0
Other comprehensive income				2.2		—	2.2
Shares issued, net of shares forfeited under stock incentive plans (414,851 shares)	0.4	(7.8)					(7.4)
Shares issued for stock options exercised, net (696,729 shares)	0.7	15.0					15.7
Stock-based compensation expense		30.0					30.0
Cash dividends declared ($0.30 per share)			(25.3)				(25.3)
Issuance of treasury shares (2,991 shares)		—			0.1		0.1
Purchase of common stock for treasury (716,027 shares)					(26.9)		(26.9)
Purchases of shares under stock-based compensation plans (171,832 shares)					(6.3)		(6.3)
Capital contribution from noncontrolling interest						4.8	4.8
Balance at October 2, 2021	$111.5	$289.8	$1,151.2	$(128.4)	$(797.4)	$15.2	$641.9

Balance at January 1, 2022	$111.6	$298.9	$1,128.2	$(98.9)	$(810.2)	$14.8	$644.4
Net earnings (loss)			173.3			(1.6)	171.7
Other comprehensive loss				(60.8)		(0.8)	(61.6)
Shares issued, net of shares forfeited under stock incentive plans (463,473 shares)	0.5	(8.0)					(7.5)
Shares issued for stock options exercised, net (74,482 shares)	0.1	1.4					1.5
Stock-based compensation expense		26.4					26.4
Cash dividends declared ($0.30 per share)			(24.4)				(24.4)
Issuance of treasury shares (4,203 shares)		—			0.1		0.1
Purchase of common stock for treasury (3,815,164 shares)					(81.3)		(81.3)
Capital contribution from noncontrolling interest						7.0	7.0
Other						(2.1)	(2.1)
Balance at October 1, 2022	$112.2	$318.7	$1,277.1	$(159.7)	$(891.4)	$17.3	$674.2

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
Seasonality
The Company experiences moderate fluctuations in sales volume during the year, as reflected in quarterly revenue. The Company expects current seasonal sales patterns to continue in future years. The Company also experiences some fluctuation in its levels of working capital, typically reflecting an increase in net working capital requirements near the end of the first and third fiscal quarters as inventory builds to support peak shipping periods. Historically, cash provided by operating activities is higher in the second half of the fiscal year due to collection of wholesale channel receivables and direct-to-consumer sales being higher during the holiday season. The Company meets its working capital requirements through internal operating cash flows and, as needed, borrowings under its revolving credit facility, as discussed in more detail under the caption "Liquidity and Capital Resources" in Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company's working capital could also be impacted by other events, including the COVID-19 pandemic or other events.

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
The Company is evaluating the impact of the new standard on its consolidated financial statements.
3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$39.0	$—	$173.3	$83.2
Adjustment for earnings allocated to non-vested restricted common stock	(0.8)	(0.2)	(3.4)	(1.4)
Net earnings (loss) used in calculating basic and diluted earnings per share	$38.2	$(0.2)	$169.9	$81.8
Denominator:
Weighted average shares outstanding	78.7	82.3	80.0	82.5
Adjustment for non-vested restricted common stock	—	—	—	(0.1)
Shares used in calculating basic earnings per share	78.7	82.3	80.0	82.4
Effect of dilutive stock options	0.2	—	0.2	1.0
Shares used in calculating diluted earnings per share	78.9	82.3	80.2	83.4
Net earnings per share:
Basic	$0.49	$0.00	$2.12	$0.99
Diluted	$0.48	$0.00	$2.12	$0.98
For the quarter and year-to-date ended October 1, 2022, 1,422,302 and 1,126,353 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the quarter and year-to-date ended October 2, 2021, 494,447 and 576,081 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Year-To-Date Ended
(In millions)	October 1, 2022	October 2, 2021
Goodwill balance at beginning of the year	$556.6	$442.4
Acquisition of a business (see Note 16)	—	117.4
Foreign currency translation effects	(30.1)	(4.3)
Goodwill balance at end of the quarter	$526.5	$555.5

The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $658.6 million, $718.1 million, and $718.3 million as of October 1, 2022, January 1, 2022, and October 2, 2021, respectively. The carrying values of the Company’s Sperry® and Sweaty Betty® trade names were $296.0 million and $276.3 million, respectively, as of October 1, 2022. Based on the interim impairment assessment as of October 1, 2022, it was determined that there were no triggering events indicating impairment of the Company’s goodwill and indefinite-lived intangible assets. The risk of future non-cash impairment for the Sperry® and Sweaty Betty® trade names is dependent on whether actual results differ from the key assumptions used in the determination of the trade name's fair value, such as revenue growth, earnings before interest, taxes, depreciation and amortization ("EBITDA") margin, discount rate, and assumed tax rate, or if macroeconomic conditions deteriorate and adversely affect the values of the Company's Sperry® and Sweaty Betty® trade names.
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

	Quarter Ended October 1, 2022			Quarter Ended October 2, 2021
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Wolverine Michigan Group	$322.5	$67.7	$390.2	$263.2	$61.6	$324.8
Wolverine Boston Group	191.0	56.7	247.7	202.7	56.1	258.8
Other	18.1	35.4	53.5	17.9	35.2	53.1
Total	$531.6	$159.8	$691.4	$483.8	$152.9	$636.7

	Year-To-Date Ended October 1, 2022			Year-To-Date Ended October 2, 2021
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Wolverine Michigan Group	$920.3	$188.9	$1,109.2	$779.6	$197.3	$976.9
Wolverine Boston Group	556.8	157.1	713.9	548.0	169.7	717.7
Other	75.3	121.4	196.7	47.3	37.4	84.7
Total	$1,552.4	$467.4	$2,019.8	$1,374.9	$404.4	$1,779.3
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company was due $12.9 million of remaining fixed transaction price under its license agreements as of October 1, 2022, which it expects to recognize per the terms of its contracts over the course of time through December 2026. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
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

The Company’s contract balances are as follows:

(In millions)	October 1, 2022	January 1, 2022	October 2, 2021
Product returns reserve	$11.6	$16.6	$14.5
Customer markdowns reserve	2.2	2.3	2.9
Other sales incentives reserve	3.7	3.4	4.5
Customer rebates liability	18.2	17.0	16.6
Customer advances liability	5.3	6.8	5.2
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
6.DEBT
Total debt consists of the following obligations:

(In millions)	October 1, 2022	January 1, 2022	October 2, 2021
Term Facility, due October 21, 2026	$192.5	$200.0	$—
Term Loan A, due December 6, 2023	—	—	172.5
Senior Notes, 4.000% interest, due August 15, 2029	550.0	550.0	550.0
Borrowings under revolving credit agreements	740.0	225.0	310.0
Unamortized deferred financing costs	(7.3)	(8.2)	(8.1)
Total debt	$1,475.2	$966.8	$1,024.4
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
The Term Facility requires quarterly principal payments with a balloon payment due on October 21, 2026. The scheduled principal payments due under the Term Facility over the next 12 months total $10.0 million as of October 1, 2022 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets.
The Revolving Facility allows the Company to borrow up to an aggregate amount of $1.0 billion. The Revolving Facility also includes a $100.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Facility of $5.6 million, $5.8 million and $5.9 million as of October 1, 2022, January 1, 2022 and October 2, 2021, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Facility.
The interest rates applicable to amounts outstanding under Term Facility and to U.S. dollar denominated amounts outstanding under the Revolving Facility are, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Credit Agreement). At October 1, 2022, the Term Facility and the Revolving Facility had a weighted-average interest rate of 3.81%.

The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Senior Credit Facilities also contain certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Senior Credit Facilities require compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Senior Credit Facilities). As of October 1, 2022, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.
On August 26, 2021, the Company issued $550.0 million aggregate principal debt amount of 4.000% senior notes due on August 15, 2029. Related interest payments are due semi-annually beginning February 15, 2022. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries. The proceeds from the senior notes were used to extinguish the Company’s $250.0 million senior notes due on September 1, 2026 and $300.0 million senior notes due on May 15, 2025. The Company incurred $34.0 million of debt extinguishment and other costs in connection with the extinguishment of the senior notes, of which $28.4 million is related to redemption premiums and $5.6 million is related to the write-off of capitalized financing fees.
The Company has a foreign revolving credit facility with aggregate available borrowings of $2.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of October 1, 2022, January 1, 2022 and October 2, 2021.
The Company included in interest expense the amortization of deferred financing costs of $0.5 million and $1.5 million for the quarter and year-to-date ended October 1, 2022, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.6 million and $1.9 million for the quarter and year-to-date ended October 2, 2021, respectively.
7. LEASES
The following is a summary of the Company’s lease cost.

	Quarter Ended		Year-To-Date Ended
(In millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Operating lease cost	$8.6	$9.0	$26.4	$25.1
Variable lease cost	3.8	3.3	11.4	9.4
Short-term lease cost	0.6	0.3	2.2	0.8
Sublease income	(2.0)	(1.5)	(6.2)	(4.8)
Total lease cost	$11.0	$11.1	$33.8	$30.5
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Quarter Ended		Year-To-Date Ended
(In millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Cash paid for operating lease liabilities	$11.1	$9.8	$30.3	$27.9
Operating lease assets obtained in exchange for lease liabilities	9.7	0.4	59.0	3.8
The Company did not enter into any real estate leases with commencement dates subsequent to October 1, 2022.
8.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 524 days, 538 days, and 538 days as of October 1, 2022, January 1, 2022 and October 2, 2021, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity.
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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	October 1, 2022	January 1, 2022	October 2, 2021
Foreign exchange hedge contracts	$376.3	$296.7	$297.1
Foreign exchange non-hedge contracts	—	—	4.1
Interest rate swap	240.6	311.3	—
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	October 1, 2022	January 1, 2022	October 2, 2021
Financial assets:
Foreign exchange hedge contracts	$32.3	$5.9	$4.9
Interest rate swap	7.2	—	—
Financial liabilities:
Foreign exchange hedge contracts	$—	$(1.0)	$(1.0)
Interest rate swap	—	(0.1)	—
9.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $7.1 million and $26.4 million, and related income tax benefits of $1.4 million and $5.1 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended October 1, 2022, respectively. The Company recognized compensation expense of $8.4 million and $30.0 million, and related income tax benefits of $1.7 million and $5.9 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended October 2, 2021, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.

The Company granted restricted awards and performance awards as follows:

	Year-To-Date Ended October 1, 2022		Year-To-Date Ended October 2, 2021
(In millions)	Company Shares Issued	Weighted-Average Grant Date Fair Value	Company Shares Issued	Weighted-Average Grant Date Fair Value
Restricted Awards	965,341	$26.06	613,716	$34.77
Performance Awards	393,647	$29.90	625,750	$35.73
10.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended		Year-To-Date Ended
(In millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Service cost pertaining to benefits earned during the period	$1.3	$1.7	$4.0	$5.2
Interest cost on projected benefit obligations	3.3	3.2	9.9	9.6
Expected return on pension assets	(5.1)	(4.8)	(15.4)	(14.6)
Net amortization loss	2.9	3.4	8.5	10.3
Net pension expense	$2.4	$3.5	$7.0	$10.5
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
The Company’s effective tax rates for the quarter and year-to-date ended October 1, 2022 were 10.9% and 19.3%, respectively. The Company’s effective tax rates for the quarter and year-to-date ended October 2, 2021 were (11.6)% and 17.1%, respectively. The increase in the effective tax rate for the quarter-to-date period is due to the discrete tax benefits in the prior year had a greater impact due to the lower pretax income in the prior year resulting in a lower effective tax rate. The increase in the effective tax rate for the year-to-date period is due to lower discrete tax benefits in the current year compared to the prior year.
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
The change in accumulated other comprehensive income (loss) during the quarters ended October 1, 2022 and October 2, 2021 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at July 3, 2021	$(35.9)	$(14.9)		$(68.1)		$(118.9)
Other comprehensive income (loss) before reclassifications (1)	(16.9)	3.1		—		(13.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.0	(2)	3.4	(3)	5.4
Income tax expense (benefit)	—	(0.5)		(0.6)		(1.1)
Net reclassifications	—	1.5		2.8		4.3
Net current-period other comprehensive income (loss) (1)	(16.9)	4.6		2.8		(9.5)
Balance at October 2, 2021	$(52.8)	$(10.3)		$(65.3)		$(128.4)

Balance at July 2, 2022	$(115.9)	$9.8		$(28.7)		$(134.8)
Other comprehensive income (loss) before reclassifications (1)	(40.9)	17.4		—		(23.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.7)	(2)	2.9	(3)	(1.8)
Income tax expense (benefit)	—	1.1		(0.7)		0.4
Net reclassifications	—	(3.6)		2.2		(1.4)
Net current-period other comprehensive income (loss) (1)	(40.9)	13.8		2.2		(24.9)
Balance at October 1, 2022	$(156.8)	$23.6		$(26.5)		$(159.7)
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
(3)Amounts reclassified are included in the computation of net pension expense.
The change in accumulated other comprehensive income (loss) during the year-to-dates ended October 1, 2022 and October 2, 2021 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at January 2, 2021	$(36.8)	$(20.3)		$(73.5)		$(130.6)
Other comprehensive income (loss) before reclassifications (1)	(16.0)	6.3		—		(9.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5.0	(2)	10.3	(3)	15.3
Income tax expense (benefit)	—	(1.3)		(2.1)		(3.4)
Net reclassifications	—	3.7		8.2		11.9
Net current-period other comprehensive income (loss) (1)	(16.0)	10.0		8.2		2.2
Balance at October 2, 2021	$(52.8)	$(10.3)		$(65.3)		$(128.4)

Balance at January 1, 2022	$(56.8)	$(8.9)		$(33.2)		$(98.9)
Other comprehensive income (loss) before reclassifications (1)	(100.0)	39.1		—		(60.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8.7)	(2)	8.5	(3)	(0.2)
Income tax expense (benefit)	—	2.1		(1.8)		0.3
Net reclassifications	—	(6.6)		6.7		0.1
Net current-period other comprehensive income (loss) (1)	(100.0)	32.5		6.7		(60.8)
Balance at October 1, 2022	$(156.8)	$23.6		$(26.5)		$(159.7)

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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	October 1, 2022	January 1, 2022	October 2, 2021
Financial assets:
Derivatives	$39.5	$5.9	$4.9
Financial liabilities:
Derivatives	$—	$(1.1)	$(1.0)
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

(In millions)	October 1, 2022	January 1, 2022	October 2, 2021
Carrying value	$1,475.2	$966.8	$1,024.4
Fair value	1,355.2	960.6	1,042.5
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
In addition, in September 2022, the parties to the putative class action filed a motion for preliminary approval of a proposed class action settlement seeking to resolve the putative class action plaintiffs’ claims (the “Motion for Preliminary Approval”). On September 19, 2022, the court granted the Motion for Preliminary Approval and scheduled a final approval hearing regarding the settlement for March 29, 2023.
Only one of the Litigation Matters, the lawsuit filed by the current owner of a former landfill and gravel mining operations, remains pending in Michigan state court, and it is in the discovery and motions stages of litigation.
For certain of the Litigation Matters described above and as a result of developments during the first three quarters of 2022, the Company increased its accrual by $37.8 million since January 1, 2022 and made related payments of $50.1 million. As of October 1, 2022, the Company had recorded liabilities of $37.8 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities in the consolidated condensed balance sheets. At the current quarter ended, the Company has determined a potential liability is not probable with respect to the one remaining Litigation Matter that is still pending.
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
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Year-To-Date Ended
(In millions)	October 1, 2022	October 2, 2021
Remediation liability at beginning of the year	$85.7	$101.8
Amounts paid	(21.3)	(21.1)
Remediation liability at the end of the quarter	$64.4	$80.7
The reserve balance as of October 1, 2022 includes $30.9 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $33.5 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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

Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to October 1, 2022 are as follows:

(In millions)	2022	2023	2024	2025	2026	Thereafter
Minimum royalties	$—	$—	$—	$—	$—	$—
Minimum advertising	$—	$3.9	$3.9	$4.2	$4.3	$—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.7 million and $1.9 million for the quarter and year-to-date ended October 1, 2022, respectively. For the quarter and year-to-date ended October 2, 2021, the Company incurred royalty expense in accordance with these agreements of $0.6 million and $1.7 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.9 million and $4.8 million for the quarter and year-to-date ended October 1, 2022, respectively. For the quarter and year-to-date ended October 2, 2021, the Company incurred advertising expense in accordance with these agreements of $1.4 million and $4.1 million, respectively.
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
On November 9, 2022, the Company announced changes to its reportable segments as a result of changes in how its Chief Operating Decision Maker, the Company’s Chief Executive Officer, allocates resources to and assesses performance of the Company’s operating segments. Changes to the Company’s segment reporting will be reflected in the financial statements for the year ended December 31, 2022. The Company’s reportable segments will be Active, Work and Lifestyle.

Company management uses various financial measures to evaluate the performance of the reportable segments. The following is a summary of certain key financial measures for each reportable segment.

	Quarter Ended		Year-to-Date Ended
(In millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue:
Wolverine Michigan Group	$390.2	$324.8	$1,109.2	$976.9
Wolverine Boston Group	247.7	258.8	713.9	717.7
Other	53.5	53.1	196.7	84.7
Total	$691.4	$636.7	$2,019.8	$1,779.3
Segment operating profit (loss):
Wolverine Michigan Group	$72.3	$61.3	$219.7	$196.0
Wolverine Boston Group	32.2	44.1	101.3	125.2
Other	(5.2)	2.4	(5.6)	3.9
Corporate	(40.5)	(65.3)	(69.1)	(160.7)
Operating profit	58.8	42.5	246.3	164.4
Interest expense, net	12.5	9.6	$31.3	$28.9
Debt extinguishment and other costs	—	34.0	—	34.0
Other expense (income), net	2.7	(0.4)	$2.2	$2.5
Earnings (loss) before income taxes	$43.6	$(0.7)	$212.8	$99.0

(In millions)	October 1, 2022	January 1, 2022	October 2, 2021
Total assets:
Wolverine Michigan Group	$1,071.3	$651.9	$692.5
Wolverine Boston Group	1,369.3	1,123.6	1,162.4
Other	536.7	606.2	599.6
Corporate	193.3	204.7	226.9
Total	$3,170.6	$2,586.4	$2,681.4
Goodwill:
Wolverine Michigan Group	$141.0	$145.1	$145.2
Wolverine Boston Group	290.7	296.2	296.4
Other	94.8	115.3	113.9
Total	$526.5	$556.6	$555.5
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
Sweaty Betty® contributed net revenue of $37.8 million and $138.7 million and net loss of $5.0 million and $5.6 million to the Company for the quarter and year-to-date ended October 1, 2022, respectively. The Sweaty Betty® operating results are included in the Other category for segment reporting purposes.

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
Goodwill is the result of expected synergies and the Company’s ability to grow the Sweaty Betty® brand, as well as the acquired assembled workforce. All of the goodwill its presented within the Other category for segment reporting purposes and within the Sweaty Betty® reporting unit and will not be deductible for income tax purposes.
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

	Quarter Ended	Year-to Date Ended
(In millions)	October 2, 2021	October 2, 2021
Net revenue	$659.7	$1,916.7
Net earnings attributable to Wolverine World Wide, Inc.	$7.9	$91.5

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
The Company’s brands are marketed in approximately 170 countries and territories at October 1, 2022, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At October 1, 2022, the Company operated 146 retail stores in the U.S., Europe and Canada and 63 direct-to-consumer eCommerce sites.
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
Known Trends Impacting Our Business
Macroeconomic conditions, supply chain disruptions and the COVID-19 pandemic continue to have an impact on the Company’s business results. During fiscal 2021 and the first half of fiscal 2022, disruption in the global supply chain due to vessel shortages, labor and container shortages, and U.S. port congestion resulted in transportation delays that interrupted the flow of the Company’s inventory and delayed shipments to wholesale partners. As a result, the Company planned fiscal 2022 product purchases based on the assumption that extended inventory transit times would continue through the year. However, during the third quarter of 2022, inventory transit times improved ahead of plan, resulting in challenges managing the timing of inventory flow. As of October 1, 2022, the Company had $280.9 million of inventory in-transit, including inventory arriving earlier than expected and not yet able to be processed due to processing capacity pressures at the Company’s distribution centers. As a result, the Company’s inventory levels are currently elevated compared to the prior year quarter-ended. The Company increased promotional activity in the third quarter of fiscal 2022 and expects this increased level of promotional activity to continue during the fourth quarter to reduce inventory levels. The Company incurred higher logistics costs, including freight and labor costs, during the first three quarters of 2022 as a result of the supply chain disruption as well as inflationary pressures.
The Company expects cost increases due to inflationary pressures to continue to adversely impact the Company’s results during the fourth quarter. The Company implemented selective price increases by brand and product to partially offset the effects of inflation on the Company’s financial results. The Company expects to continue to evaluate future pricing of its products. In addition to inflationary headwinds, the strengthening of the U.S. dollar relative to other major currencies also negatively impacted the Company’s financial results in the third quarter of 2022.
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
2022 FINANCIAL OVERVIEW
•Revenue was $691.4 million for the third quarter of 2022, representing an increase of 8.6% compared to the third quarter of 2021.

•Gross margin was 40.2% in the third quarter of 2022 compared to 43.2% in the third quarter of 2021.
•The effective tax rates in the third quarters of 2022 and 2021 were 10.9% and (11.6)%, respectively.
•Diluted earnings per share for the third quarter of 2022 was $0.48 per share compared to $0.00 per share for the third quarter of 2021.
•The Company declared cash dividends of $0.10 per share in the third quarters of both 2022 and 2021.
•Cash flow used in operating activities was $490.2 million for the first three quarters of 2022 compared to cash flow provided by operating activities of $17.0 million for the first three quarters of 2021.
•Compared to the third quarter of 2021, inventory increased $468.9 million, or 113.8%.
RESULTS OF OPERATIONS

	Quarter Ended			Year-To-Date Ended
(In millions, except per share data)	October 1, 2022	October 2, 2021	Percent Change	October 1, 2022	October 2, 2021	Percent Change
Revenue	$691.4	$636.7	8.6%	$2,019.8	$1,779.3	13.5%
Cost of goods sold	413.6	361.9	14.3	1,173.6	1,011.8	16.0
Gross profit	277.8	274.8	1.1	846.2	767.5	10.3
Selling, general and administrative expenses	216.8	215.0	0.8	657.3	591.2	11.2
Gain on sale of trademarks	—	—	*	(90.0)	—	*
Environmental and other related costs, net of recoveries	2.2	17.3	(87.3)	32.6	11.9	173.9
Operating profit	58.8	42.5	38.4	246.3	164.4	49.8
Interest expense, net	12.5	9.6	30.2	31.3	28.9	8.3
Debt extinguishment and other costs	—	34.0	(100.0)	—	34.0	(100.0)
Other expense (income), net	2.7	(0.4)	775.0	2.2	2.5	(12.0)
Earnings (loss) before income taxes	43.6	(0.7)	*	212.8	99.0	114.9
Income tax expense	4.8	0.1	*	41.1	17.0	141.8
Net earnings (loss)	38.8	(0.8)	*	171.7	82.0	109.4
Less: net loss attributable to noncontrolling interests	(0.2)	(0.8)	75.0	(1.6)	(1.2)	(33.3)
Net earnings attributable to Wolverine World Wide, Inc.	$39.0	$—	*	$173.3	$83.2	108.3%
Diluted earnings per share	$0.48	$0.00	*	$2.12	$0.98	116.3%
* Percentage change not meaningful
REVENUE
Revenue was $691.4 million for the third quarter of 2022, representing an increase of 8.6% compared to the third quarter of 2021. The change in revenue reflected a $65.4 million, or 20.1%, increase from the Michigan Group and a $11.1 million, or 4.3%, decline from the Boston Group. The Michigan Group’s revenue increase was primarily driven by increases of $50.0 million from Merrell® and $19.2 million from Cat®, partially offset by a decrease of $3.1 million from Bates®. The Boston Group’s revenue decline was primarily driven by a $9.9 million decrease from Sperry®. Changes in foreign exchange rates decreased revenue by $22.9 million during the third quarter of 2022. Direct-to-consumer revenue increased during the third quarter of 2022 by $6.9 million, or 4.5%, compared to the third quarter of 2021.
Revenue was $2,019.8 million for the first three quarters of 2022, representing an increase of 13.5% compared to the first three quarters of 2021. The change in revenue reflected a $132.3 million, or 13.5%, increase from the Michigan Group, a $3.8 million, or 0.5%, decline from the Boston Group and a 5.6% increase from Sweaty Betty® revenue of $99.7 million. The Michigan Group’s revenue increase was primarily driven by increases of $72.7 million from Merrell®, $27.8 million from Cat®, $13.8 million from Wolverine®, $12.9 million from Chaco®, and $9.9 million from Hush Puppies®, partially offset by a decrease of $7.5 million from Bates®. The Boston Group’s revenue decline was primarily driven by decreases of $10.1 million from Sperry® and $7.7 million from Keds®, partially offset by an increase of $12.0 million from Saucony®. Changes in foreign exchange rates decreased revenue by $48.2 million during the first three quarters of 2022. Direct-to-consumer revenue increased during the first three quarters of 2022 by $63.0 million, or 15.6%, compared to the first three quarters of 2021, including a $83.8 million, or 20.7%, contribution from the Sweaty Betty® acquisition.

GROSS MARGIN
Gross margin was 40.2% in the third quarter of 2022 compared to 43.2% in the third quarter of 2021. The gross margin decrease in the third quarter was driven by unfavorable outbound freight costs and increased promotional activity in the Company’s direct-to-consumer channel (140 basis points) and unfavorable mix shift to the international channel (110 basis points).
Gross margin was 41.9% in the first three quarters of 2022 compared to 43.1% during the first three quarters of 2021. The gross margin decrease in the first three quarters of 2022 was driven by unfavorable volume and outbound freight costs in the Company’s direct-to-consumer channel (120 basis points) and unfavorable mix shift to the international channel (80 basis points), partially offset by favorable product mix and average selling price across the Company's brands mainly attributable to Merrell® and Cat® (60 basis points) and the contribution from the Sweaty Betty® acquisition (40 basis points).
OPERATING EXPENSES
Operating expenses decreased $13.3 million, from $232.3 million in the third quarter of 2021 to $219.0 million in the third quarter of 2022. The decrease was primarily driven by lower environmental and other related costs, net of insurance recoveries ($15.1 million), lower acquisition costs ($6.9 million), lower incentive compensation costs ($4.2 million), lower distribution costs ($1.3 million), and lower product development costs ($1.2 million), partially offset by an increase due to higher advertising costs ($6.2 million), higher selling costs ($5.1 million), higher general and administrative costs ($4.0 million), and Sweaty Betty® integration costs ($0.5 million). Environmental and other related costs were $2.2 million and $17.8 million in the third quarter of 2022 and 2021, respectively.
Operating expenses decreased $3.2 million, from $603.1 million in the first three quarters of 2021 to $599.9 million in the first three quarters of 2022. The decrease was primarily driven by the gain recorded on the sale of the Champion trademarks for footwear in the United States and Canada ($90.0 million), lower incentive compensation costs ($16.0 million), and lower acquisition costs ($6.9 million), partially offset by an increase from Sweaty Betty® operating expenses ($60.4 million), higher environmental and other related costs, net of insurance recoveries ($20.7 million), higher selling costs ($9.4 million), higher advertising costs ($6.6 million), higher general and administrative costs ($5.9 million), higher distribution costs ($5.7 million), Sweaty Betty® integration costs ($1.2 million), and higher product development costs ($0.2 million). Environmental and other related costs were $44.7 million and $28.1 million in the first three quarters of 2022 and 2021, respectively.
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $12.5 million in the third quarter of 2022 compared to $9.6 million in the third quarter of 2021. Net interest expense was $31.3 million in the first three quarters of 2022 compared to $28.9 million in the first three quarters of 2021. The increase in interest expense for both the quarter-to-date and year-to-date periods is due to higher average principal balances of variable rate debt, partially offset by lower average interest rates on the Company’s outstanding debt. The Company redeemed and replaced the 6.375% senior notes due in 2025 and the 5.000% senior notes due in 2026 with the 4.000% senior notes in August 2021 due in 2029.
The Company incurred $34.0 million of debt extinguishment and other costs in connection with the extinguishment of the $250.0 million senior notes due on September 1, 2026 and $300.0 million senior notes due on May 15, 2025 in the third quarter of 2021.
Other expense was $2.7 million in the third quarter of 2022, compared to other income of $0.4 million in the third quarter of 2021. Other expense was $2.2 million in the first three quarters of 2022, compared to other expense of $2.5 million in the first three quarters of 2021.
The effective tax rates in the third quarter of 2022 and 2021 were 10.9% and (11.6)%, respectively. The effective tax rates in the first three quarters of 2022 and 2021 were 19.3% and 17.1%, respectively. The increase in the effective tax rate for the quarter-to-date period is due to the discrete tax benefits in the prior year had a greater impact due to the lower pretax income in the prior year resulting in a lower effective tax rate. The increase in the effective tax rate for the year-to-date period is due to lower discrete tax benefits in the current year compared to the prior year.
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
On November 9, 2022, the Company announced changes to its reportable segments as a result of changes in how its Chief Operating Decision Maker, the Company’s Chief Executive Officer, allocates resources to and assesses performance of the Company’s operating segments. Changes to the Company’s segment reporting will be reflected in the financial statements for the year ended December 31, 2022. The Company’s reportable segments will be Active, Work and Lifestyle.
The reportable segment results are as follows:

	Quarter Ended				Year-To-Date Ended
(In millions)	October 1, 2022	October 2, 2021	Change	Percent Change	October 1, 2022	October 2, 2021	Change	Percent Change
REVENUE
Wolverine Michigan Group	$390.2	$324.8	$65.4	20.1%	$1,109.2	$976.9	$132.3	13.5%
Wolverine Boston Group	247.7	258.8	(11.1)	(4.3)%	713.9	717.7	(3.8)	(0.5)%
Other	53.5	53.1	0.4	0.8%	196.7	84.7	112.0	132.2%
Total	$691.4	$636.7	$54.7	8.6%	$2,019.8	$1,779.3	$240.5	13.5%
OPERATING PROFIT (LOSS)
Wolverine Michigan Group	$72.3	$61.3	$11.0	17.9%	$219.7	$196.0	$23.7	12.1%
Wolverine Boston Group	32.2	44.1	(11.9)	(27.0)%	101.3	125.2	(23.9)	(19.1)%
Other	(5.2)	2.4	(7.6)	(316.7)%	(5.6)	3.9	(9.5)	(243.6)%
Corporate	(40.5)	(65.3)	24.8	38.0%	(69.1)	(160.7)	91.6	57.0%
Total	$58.8	$42.5	$16.3	38.4%	$246.3	$164.4	$81.9	49.8%
Further information regarding the reportable segments can be found in Note 15 to the consolidated condensed financial statements.
Wolverine Michigan Group
The Michigan Group’s revenue increased $65.4 million, or 20.1%, in the third quarter of 2022 compared to the third quarter of 2021. The revenue increase was primarily driven by increases of $50.0 million from Merrell® and $19.2 million from Cat®, partially offset by a decrease of $3.1 million from Bates®. The Merrell® increase was due to the strength of the hike product category, which includes the industry leading Moab franchise as well as strong performance across all regions, specifically the international channel. The Cat® increase was due to the strength of the life and work product categories in international markets. The Bates® decline was due to a reduction in military exchange customer revenue for domestically manufactured products.
The Michigan Group’s revenue increased $132.3 million, or 13.5% in the first three quarters of 2022 compared to the first three quarters of 2021. The revenue increase was primarily driven by increases of $72.7 million from Merrell®, $27.8 million from Cat®, $13.8 million from Wolverine®, $12.9 million from Chaco®, and $9.9 million from Hush Puppies®, partially offset by a decrease of $7.5 million from Bates®. The Merrell® increase was due to the strength of the hike product category, which includes the industry leading Moab franchise, as well as strong performance across all regions, specifically the international channel. The Cat® increase was due to the strength of the life and work product categories and timing of shipments between periods. The Wolverine® increase was due to the strong performance of its core franchises which include Raider and Rancher, strength of the work product category, and expanded work footwear products. The Chaco® increase was the result of improved inventory positions in the current period versus the prior period which was negatively impacted by supply chain constraints. The Hush Puppies® increase was due to the launch of a strategic distribution partnership with DSW in North America and the strength of the brand’s lifestyle head-to-toe product offering internationally, with a focus on casual, comfort and color. The Bates® decline was due to a reduction in military exchange customer revenue for domestically manufactured products.
The Michigan Group’s operating profit increased $11.0 million in the third quarter of 2022 compared to the third quarter of 2021. The operating profit increase was due to revenue increases, partially offset by a 270 basis point decrease in gross margin and a $6.3 million increase in selling, general and administrative expenses. The Michigan Group’s operating profit increased

$23.7 million in the first three quarters of 2022 compared to the first three quarters of 2021. The operating profit increase was due to revenue increases, partially offset by a 160 basis point decrease in gross margin and a $15.8 million increase in selling, general and administrative expenses. The decrease in gross margin in the current year periods was due to an unfavorable mix shift to the international third-party channel and unfavorable outbound freight costs and higher promotional activity in the Company’s direct-to-consumer channel. The increase in selling, general and administrative expenses in the current year periods was primarily due to higher advertising costs, labor and distribution costs, and employee costs.
Wolverine Boston Group
The Boston Group’s revenue decreased $11.1 million, or 4.3%, during the third quarter of 2022 compared to the third quarter of 2021. The revenue decline was primarily driven by a decrease of $9.9 million from Sperry®. The Sperry® decline was primarily driven by supply chain issues and softer consumer demand in both the U.S. wholesale and direct-to-consumer sales channels.
The Boston Group’s revenue decreased by $3.8 million, or 0.5%, during the first three quarters of 2022 compared to the first three quarters of 2021. The revenue decline was primarily driven by a decrease of $10.1 million from Sperry® and $7.7 million from Keds®, partially offset by an increase of $12.0 million from Saucony®. The Sperry® and Keds® declines were primarily driven by supply chain issues and softer consumer demand in both the U.S. wholesale and direct-to-consumer sales channels. The Saucony® increase was primarily driven by the strength and expanded sales of core technical road and trail product franchises which include the Ride, Guide, Kinvara, Triumph, Peregrine and Endorphin series.
The Boston Group’s operating profit decreased $11.9 million in the third quarter of 2022 compared to the third quarter of 2021. The operating profit decrease was due to revenue decreases, a 130 basis point decrease in gross margin and a $3.9 million increase in selling, general and administrative expenses. The Boston Group’s operating profit decreased $23.9 million in the first three quarters of 2022 compared to the first three quarters of 2021. The operating profit decrease was due to revenue decreases, a 90 basis point decrease in gross margin and a $15.5 million increase in selling, general, and administrative expenses. The decrease in gross margin in the current year periods was due to an unfavorable mix shift to the international third-party channel and unfavorable outbound freight costs and higher promotional activity in the Company’s direct-to-consumer channel. The increase in selling, general and administrative expenses in the current year periods was primarily due to higher advertising costs, labor and distribution costs, and employee costs.
Other
The Other category’s revenue increased $0.4 million, or 0.8%, in the third quarter of 2022 compared to the third quarter of 2021. The revenue increase was primarily driven by a $2.4 million increase in the performance leathers business, partially offset by a $1.3 million decrease from Sweaty Betty®. The Other category’s revenue increased $112.0 million, or 132.2%, during the first three quarters of 2022 compared to the first three quarters of 2021. The revenue increase was primarily driven by a $99.7 million increase from Sweaty Betty® and a $10.8 million increase in the performance leathers business.
Corporate
Corporate expenses decreased $24.8 million in the third quarter of 2022 compared to the third quarter of 2021, primarily due to lower environmental and other related costs, net of insurance recoveries ($15.1 million), lower acquisition costs ($6.9 million), and lower incentive compensation costs ($5.5 million), partially offset by higher employee costs ($1.4 million).
Corporate expenses decreased $91.6 million in the first three quarters of 2022 compared to the first three quarters of 2021, primarily due to the gain recorded on the sale of the Champion trademarks for footwear in the United States and Canada ($90.0 million), lower acquisition costs ($6.9 million), and lower incentive compensation costs ($14.5 million), partially offset by higher environmental and other related costs, net of insurance recoveries ($20.7 million) and higher employee costs ($4.9 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	October 1, 2022	January 1, 2022	October 2, 2021
Cash and cash equivalents	$136.4	$161.7	$183.6
Debt	1,475.2	966.8	1,024.4
Available revolving credit facility (1)	254.4	769.2	484.1
(1)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.
Liquidity

Cash and cash equivalents of $136.4 million as of October 1, 2022 were $47.2 million lower compared to October 2, 2021. The decrease is due primarily to the cash paid for share repurchases of $94.0 million, cash dividends paid of $33.0 million, cash used by operating activities of $420.4 million and additions to property, plant and equipment of $31.1 million, partially offset by borrowings less repayments of debt of $450.0 million and cash received from the sale of the Champion trademark of $90.0 million. The Company had $254.4 million of borrowing capacity available under the revolving facility as of October 1, 2022. Cash and cash equivalents located in foreign jurisdictions totaled $134.1 million as of October 1, 2022.

Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends and for general corporate purposes.
The Company may purchase up to an additional $366.5 million of shares under its existing common stock repurchase program which expires in September of 2023. The common stock repurchase program does not obligate the Company to acquire any particular amount of shares and may be suspended at any time. The Company repurchased $81.3 million and $26.9 million of shares in the first three quarters of 2022 and 2021, respectively.
A detailed discussion of environmental remediation costs is found in Note 14 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of October 1, 2022, the Company had a reserve of $64.4 million, of which $30.9 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities, and the remaining $33.5 million is recorded in other liabilities and is expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
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
As of October 1, 2022, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.

The Company’s debt at October 1, 2022 totaled $1,475.2 million compared to $966.8 million at January 1, 2022. The increased debt position resulted from borrowings under the Revolving Facility to fund organic growth initiatives, pay dividends and for general corporate purposes.
Cash Flows
The following table summarizes cash flow activities:

	Year-To-Date Ended
(In millions)	October 1, 2022	October 2, 2021
Net cash provided by (used in) operating activities	$(490.2)	$17.0
Net cash provided by (used in) investing activities	68.2	(429.7)
Net cash provided by financing activities	402.5	249.7
Additions to property, plant and equipment	23.5	10.0
Depreciation and amortization	25.2	23.1
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first three quarters of 2022, an increase in net working capital represented a use of cash of $592.3 million. Working capital balances were unfavorably impacted by an increase in inventories of $533.5 million, an increase in accounts receivable of $133.5 million, a decrease in other operating liabilities of $25.1 million and an increase in other operating assets of $15.1 million, partially offset by an increase in accounts payable of $109.2 million and an increase in income taxes payable of $5.7 million. Operating cash flows included stock-based compensation expense adjustment of $26.4 million, depreciation and amortization expense adjustment of $25.2 million, pension expense adjustment of $7.0 million, gain on sale of the Champion trademarks of $90.0 million, and environmental and other related costs cash outflow of $35.8 million.
Investing Activities
The Company made capital expenditures of $23.5 million and $10.0 million in the first three quarters of 2022 and 2021, respectively, for building improvements, eCommerce site enhancements, new retail store developments, distribution operations improvements and information system enhancements. The current year activity includes additional investment in the Company’s China joint venture of $2.8 million and proceeds received from the sale of the Champion trademarks of $90.0 million.
Financing Activities
The current year activity includes net borrowings under the Revolving Facility of $515.0 million. The Company paid $7.5 million in principal payments associated with its financing arrangements during the first three quarters of 2022 and 2021, respectively. The Company paid $7.4 million and $13.7 million in the first three quarters of 2022 and 2021, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans and received $1.4 million and $15.6 million in proceeds from the exercise of stock options in the first three quarters of 2022 and 2021, respectively. The Company settled repurchases in cash for $81.3 million and $26.9 million of its common stock during the first three quarters of 2022 and 2021, respectively. The Company received $7.0 million and $4.8 million in the first three quarters of 2022 and 2021, respectively, from noncontrolling owners of the Company’s China joint venture to support the growth of the joint venture.
The Company declared cash dividends of $0.30 per share during the first three quarters of 2022 and 2021. Dividends paid in the first three quarters of 2022 and 2021 totaled $24.7 million and $25.2 million, respectively. A quarterly dividend of $0.10 per share was declared on November 2, 2022 to shareholders of record on January 2, 2023.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of October 1, 2022 and October 2, 2021, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $376.3 million and $297.1 million, respectively, with maturities ranging up to 524 and 538 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of October 1, 2022, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $100.0 million from their value as of January 1, 2022. As of October 2, 2021, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $16.0 million from their value as of January 2, 2021.
The Company is exposed to interest rate changes primarily as a result of interest expense on the term loan borrowings and any borrowings under the Revolving Facility. The Company’s total variable-rate debt was $932.5 million at October 1, 2022 and the Company held a forward dated interest rate swap agreement, denominated in U.S. dollars, that effectively converts $240.6 million of this amount to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4.    Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the third quarter of 2022.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 7 (July 3, 2022 to August 6, 2022)
Common Stock Repurchase Program(1)	—	$—	—	$366,524,492
Employee Transactions(2)	5,885	$21.24	—
Period 8 (August 7, 2022 to September 3, 2022)
Common Stock Repurchase Program(1)	—	$—	—	$366,524,492
Employee Transactions(2)	—	$—	—
Period 9 (September 4, 2022 to October 1, 2022)
Common Stock Repurchase Program(1)	—	$—	—	$366,524,492
Employee Transactions(2)	—	$—	—
Total for the Third Quarter Ended October 1, 2022
Common Stock Repurchase Program(1)	—	$—	—	$366,524,492
Employee Transactions(2)	5,885	$21.24	—
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

ITEM 6.    Exhibits
Exhibits filed as a part of this Form 10-Q are incorporated by reference herein.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 7, 2022.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income; (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

November 10, 2022	/s/ Brendan L. Hoffman
Date	Brendan L. Hoffman President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory for Registrant)

November 10, 2022	/s/ Michael D. Stornant
Date	Michael D. Stornant Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)