Form 10-K
period 2022-12-31
WOLVERINE WORLD WIDE INC /DE/
filed 2023-02-23
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on July 1, 2022, the last business day of the registrant’s most recently completed second fiscal quarter: $1,520,484,722. Number of shares outstanding of the registrant’s Common Stock, $1 par value as of February 10, 2023: 78,933,602.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting expected to be held May 3, 2023 are incorporated by reference into Part III of this report.

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
•risks related to stockholder activism;
•the potential effects of the COVID-19 pandemic or future health crises on the Company’s business, operations, financial results and liquidity;
•the risk of impairment to goodwill and other intangibles;
•the success of the Company’s restructuring and realignment initiatives undertaken from time to time; and
•changes in future pension funding requirements and pension expenses.
These or other uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A: “Risk Factors” of this Annual Report on Form 10-K. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Any standards of measurement and performance made in reference to our environmental, social, governance and other sustainability plans and goals are developing and based on assumptions, and no assurance can be given that any such plan, initiative, projection, goal, commitment, expectation or prospect can or will be achieved.

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
Today, the Company sources and markets a broad range of footwear and apparel styles, including shoes, boots and sandals under many recognizable brand names, including Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, HYTEST®, Merrell®, Saucony®, Sperry®, Sweaty Betty® and Wolverine®. The Company licenses its Stride Rite® brand under a global license arrangement. The Company also markets Merrell® and Wolverine® brand apparel and accessories and licenses some of its brands for use on non-footwear products, including Hush Puppies® apparel, eyewear, watches, socks, handbags and plush toys; Wolverine® eyewear and gloves; Saucony® apparel and Sperry® apparel. Cat® is a registered trademark of Caterpillar Inc. and Harley-Davidson® is a registered trademark of H-D U.S.A., LLC.
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
During the 2022 fiscal year, the Company’s portfolio of brands was organized into the following three reportable segments.
•Active Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Sweaty Betty® activewear, and Chaco® footwear;
•Work Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Harley-Davidson® footwear and HYTEST® safety footwear; and
•Lifestyle Group, consisting of Sperry® footwear, Keds® footwear, and Hush Puppies® footwear and apparel.
Kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell®, Hush Puppies® and Cat® are included with the applicable brand.
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail stores and the Stride Rite® licensed business. The Corporate category consists of the gain on the sale of the Champion trademarks in 2022 and unallocated corporate expenses, such as corporate employee costs, costs related to the COVID-19 pandemic, impairment of intangible assets and goodwill, reorganization activities, and environmental and other related costs.
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
1.Active Group
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
2.Work Group
Wolverine®: For more than 135 years, Wolverine® has existed to support people who forge their own path: men and women who stop at nothing to build the future they want. Wolverine® designs and creates footwear, apparel and accessories across three strategic territories: Work, Outdoor and Casual. The brand is best known for DuraShocks and Ultraspring comfort technology, as well as the Wolverine® 1000 Mile collection of premium lifestyle boots handcrafted in the USA from archival patterns. Wolverine® products can be found online at Wolverine.com and across a variety of retail channels including online retail, farm & fleet, work specialty, outdoor specialty, department stores and national family stores.
Cat® Footwear: Cat® Footwear is driven by the belief that generations of builders, makers and creators can turn challenge into enduring greatness. The Company is the exclusive global footwear licensee of Caterpillar Inc., and for over two decades, Cat® Footwear has been living up to the hardworking spirit of both the Caterpillar® trademark and the millions of consumers who trust the brand. Cat® Footwear originally created a small collection of rugged work boots designed to provide workers with the comfort and durability that met the challenges of the worksite. Today, Cat® Footwear offers a wide range of footwear, including work boots and casual shoes for men, women and children, sold through a global distribution network. CAT®, CATERPILLAR, their respective logos, "Caterpillar Corporate Yellow", as well as corporate product identity used herein, are registered trademarks of Caterpillar Inc.
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
3.Lifestyle Group
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
Keds®: For over 100 years, Keds® has been making timeless, comfortable, accessible footwear for consumers to step out into the world their way. Ever since the creation of the iconic Keds® Champion "sneaker" back in 1916, Keds® has held the belief that when we feel comfortable inside and out, we can leap forward and make our marks on the world. This belief continues to inspire and drive us every day. Keds® designs every product to support everyone—to give them the versatility, comfort, and style they need to confidently live as their truest selves. Keds® is focused on driving unique marketing and product stories through Keds.com and distributing footwear at leading footwear retailers worldwide. Effective February 4, 2023 the Company sold the global Keds® business to Designer Brands, Inc. (the "Buyer") pursuant to an Asset Purchase Agreement between the Company and the Buyer dated February 7, 2023.
Hush Puppies®: Launched in 1958, Hush Puppies® has a history of bringing color and optimism to a boring, brown shoe category. Today, Hush Puppies® exists to inspire consumers to live life on the bright side. The Company believes that optimism is contagious and that by encouraging positivity it can help shape a better world. Hush Puppies® footwear is distributed through wholesale and licensed channels, and through eCommerce sites. In addition, the Hush Puppies® brand is licensed to third parties engaged in the manufacturing, marketing and distribution of apparel, handbags, eyewear, socks, watches and plush toys sold around the world. Hush Puppies®, with its basset hound icon, is one of the most well-known and loved brands worldwide.
Other Businesses
In addition to its reportable segments, the Company operates a performance leather business, sourcing operations, a multi-brand direct-to-consumer business, and the licensing of its Stride Rite® brand.
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
Multi-brand Direct-to-Consumer Division: The multi-brand direct-to-consumer division includes retail stores that sell footwear and apparel from the Company's brand portfolio and other brands.
Stride Rite® Licensed Business: With a history dating back to 1919, Stride Rite® is an industry leader in kids' footwear. The Company signed a multi-year license agreement in 2017 to license the Stride Rite® brand.
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
•The Company maintains core in-stock inventories to service department stores, national chains, specialty retailers, catalog retailers, independent retailers, uniform outlets and its own direct-to-consumer business.
•The Company uses volume direct programs to ship products to retail customers and to provide products at competitive prices to service major retail, catalog, mass merchant and government customers.
•The Company also operates brick and mortar retail stores and eCommerce sites.
International Operations and Global Licensing
The Company’s foreign-sourced revenue is generated from a combination of (i) sales of branded footwear and apparel through the Company’s owned operations in Canada, the United Kingdom and certain countries in continental Europe and Asia-Pacific; (ii) revenue from third-party distributors for certain markets and businesses; (iii) revenue from a network of third-party licensees; and (iv) revenue and income from joint ventures that market the Company’s branded products in Mexico and China. The Company’s international owned operations are located in markets where the Company believes it can gain a strategic advantage by directly controlling the sale of its products into retail accounts. License and distribution arrangements enable the Company to generate sales in other markets without the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs. The Company believes that joint ventures provide it with a more meaningful ownership stake and near-term brand impact in fast-growing markets than its traditional licensee and distributor arrangements.
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
Trademarks, Licenses and Patents
The Company holds a significant portfolio of registered and common law trademarks that identify its branded products and technologies. The Company’s owned trademarks include Hush Puppies®, Wolverine®, Bates®, Bounce®, Chaco®, HYTEST®, Merrell®, Sperry®, Saucony®, Stride Rite®, Sweaty Betty®, and related logos and design marks. The Company’s Wolverine Leathers Division markets its pigskin leathers under trademarks such as Silkee® and Weather-Tight®. The Company has footwear marketing and distribution rights under the Cat® and Harley-Davidson® trademarks pursuant to license arrangements with the respective trademark owners. The Cat® license was recently renewed and the license term runs through December 31, 2028 and the Harley-Davidson® license term runs through December 31, 2023. Both licenses are subject to early termination for breach.

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
Seasonality
The Company experiences moderate fluctuations in sales volume during the year, as reflected in quarterly revenue. The Company expects current seasonal sales patterns to continue in future years. The Company also experiences some fluctuation in its levels of working capital, typically reflecting an increase in net working capital requirements near the end of the first and third fiscal quarters as the Company builds inventory to support peak shipping periods. Historically, cash provided by operating activities is higher in the second half of the fiscal year due to collection of wholesale channel receivables and higher direct-to-consumer sales during the holiday season. The Company meets its working capital requirements through internal operating cash flows and, as needed, borrowings under its revolving credit facility, as discussed in more detail under the caption "Liquidity and Capital Resources" in Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company's working capital could also be impacted by other events, including pandemics.
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

Human Capital Resources
Employee Profile: As of December 31, 2022, the Company had approximately 4,300 domestic and foreign production, office and sales employees. One of the Company's Core Values is "Our People Are the Difference," and the Company works to maximize the engagement and contribution of its current workforce and to attract the best talent available from outside the organization when needed.
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
The Company seeks to maximize engagement and contribution of team members and the Company stays connected with team members across many experience touchpoints throughout the employee lifecycle, including a day one survey, a survey 90 days after they begin their career at the Company, regular pulse and check in surveys, and exit surveys. Insights from these surveys have been especially valuable as the COVID-19 pandemic evolves to understand employees' needs and to develop solutions to maintain a positive employee well-being. The Company's annual talent planning process provides invaluable data to help retain top talent through career planning and leadership continuity by using that data to identify and mitigate succession gaps through hiring and development.
The Company benchmarks its benefits regularly and keeps abreast of the most up-to-date and effective strategies in order to offer a comprehensive and competitive compensation and benefits package that is specific to the Company's employees’ respective geographic region of employment including annual incentive programs, long-term incentive programs and health and wellness benefits, such as the corporate headquarters' on-site, state-of-the-art fitness center, child care, and doggie day care facilities for employees.
The Company believes that leaders should be developed at every stage of their career, from new managers to executives. We have a global leadership development program for all people leaders in which we partner with top educational institutions. This program focuses on sharpening participants' business leadership capabilities needed to grow the Company's businesses and people leadership capabilities needed to build, retain, and inspire top performing teams. As we continue to evolve and transform, the continued development of leaders is critical to our future success. To enhance employees career development, the Company offers a wide variety of virtual learning courses, instructor led classes, video libraries, and quick reference documents and provides tuition reimbursement to help employees achieve higher education goals.
Diversity, Equity, and Inclusion: The Company's commitment to a diverse and inclusive workforce is reflected in the wide range of cultures, religions, ethnicities and nationalities, as well as varied professional and educational backgrounds currently represented in the Company's workforce. Because the Company believes in cultivating a well-rounded, diverse workforce, the Company continuously seeks out individuals who reflect and support this goal. We have further prioritized diversity and inclusion by hiring an expert partner to help us build a framework to promote an inclusive environment today and into the future in order to make the Company an even greater place to work. Over the past two years, the Company's major development focus has been implementing a comprehensive diversity, equity, and inclusion learning program which includes learning on inclusive teams, inclusive leadership, and inclusive selection.
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
•Adjusting attendance policies to encourage those who are sick to stay home; and
•Increasing cleaning protocols.
Available Information
Information about the Company, including the Company’s Code of Business Conduct, Corporate Governance Guidelines, Director Independence Standards, Accounting and Finance Code of Ethics, Audit Committee Charter, Compensation Committee Charter and Governance Committee Charter, is available at its website at www.wolverineworldwide.com/investor-

relations/corporate-governance. Printed copies of the documents listed above are available upon request, without charge, by writing to the Company at 9341 Courtland Drive, N.E., Rockford, Michigan 49351, Attention: General Counsel.
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
Consumer preferences and, as a result, the popularity of particular designs and categories of footwear and apparel, generally change over time. The Company’s success depends in part on its ability to maintain its brands’ positive images, and the ability to anticipate, understand and respond to changing footwear and apparel trends and consumer preferences in a timely manner. The Company’s efforts to maintain and improve its competitive position by monitoring and timely and appropriately responding to changes in consumer preferences, increasing brand awareness and enhancing the style, comfort and perceived value of its products may not be successful. If the Company is unable to maintain or enhance the images of its brands or if it is unable to timely and appropriately respond to new competition, changing consumer preferences and evolving footwear and apparel trends, consumers may consider its brands’ images to be outdated and associate its brands with styles that are no longer popular, which would decrease demand for its products. Such failures could result in loss of market share, reduced sales, excess inventory, trade name impairments, lower gross margin and other adverse impacts on the Company’s operating results.
Significant capacity constraints, production disruptions, inventory management, quality issues, price increases and other risks associated with foreign sourcing could increase the Company’s operating costs and adversely impact the Company’s business and reputation.
The Company currently sources a substantial majority of its products from third-party manufacturers in foreign countries, predominantly in the Asia Pacific region. As is common in the footwear and apparel industry, the Company does not have long-term contracts with its third-party manufacturers. The Company may experience difficulties with such manufacturers, including reductions in the availability of production capacity, failures to meet production deadlines, inventory management, failure to make products that meet applicable quality standards, or increases in labor and other manufacturing costs. The Company’s future results depend partly on its ability to maintain its relationships with third-party manufacturers.
Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency exchange rate fluctuations, changing economic conditions, expropriation, nationalization, the imposition of tariffs, import and export controls and other non-tariff barriers and changes in governmental policies. Various factors could significantly interfere with the Company’s ability to source its products, including adverse developments in trade or political relations with China or other countries where it sources its products, or a shift in these countries' manufacturing capacities away from footwear and apparel to other industries. Other adverse developments, such as pandemics or other health crises, could cause significant production and shipping delays. Any of these events could have an adverse effect on the Company’s business, results of operations and financial position and, in particular, on the Company’s ability to meet customer demands and produce its products in a cost-effective manner.
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
Infectious disease outbreaks that are considered pandemics, such as the COVID-19 pandemic, have had and could continue to have a material adverse effect on the company's business.
The Company's business could be adversely affected by infectious disease outbreaks, such as the COVID-19 pandemic. The COVID-19 pandemic has negatively affected the global economy, disrupted consumer spending and global supply chains, and significantly increased the volatility and disruption of financial markets both globally and in the U.S. These conditions following the onset of the COVID-19 pandemic led to a decline in discretionary spending by consumers that had a negative effect on the Company's financial condition and results of operations in 2020. There can be no assurance that these conditions will not recur and negatively affect the Company's financial condition and results of operations in future periods. The extent to which the COVID-19 pandemic, or other health crises impacts the Company’s business, operations and financial results, including the duration and magnitude of such effects, will depend on numerous factors outside of the Company's control, such as, the duration and scope of the pandemic or other health crisis and effectiveness of containment efforts; the negative impact on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates, consumer discretionary spending and levels of consumer confidence; and actions governments, businesses and individuals may take in response to the pandemic or other health crisis. Potential impacts to the Company’s business can be materially adversely affected by several factors related to the COVID-19 pandemic or another health crisis, including, but not limited to:
•The inability of employees, suppliers and other business providers to carry out tasks at ordinary levels of performance as a result of safety measures taken to limit the spread of infectious disease outbreaks.
•Outbreaks requiring the closure of retail stores operated by the Company or the Company's wholesale customers;
•Decreased retail traffic resulting from social distancing measures, store closures, reduced operating hours, and/or changes in consumer behavior.
•Negative effects on consumer spending due to general macroeconomic conditions, decreased disposable income and increased unemployment.
•Wholesale and distributor customer order cancellations due to lower consumer demand.
•Decline in the performance or financial condition of the Company’s major wholesale customers as a result of retail store closures, bankruptcy or liquidation.
•Consumer demand for our products may be adversely impacted by economic conditions.
•Disruption to the operations of the Company’s distribution centers and its third-party manufacturers because of facility closures, reductions in operating hours, labor or material shortages, travel limitations or mass transit disruptions.
•Additional expenses related to mitigating the pandemic’s impact on regular operations.
•Supply chain disruption effecting the Company's ability to receive and distribute goods as well as increases in supply chain costs. Disruptions in the supply chain related to the COVID-19 pandemic have had an adverse effect and may continue to have an adverse effect on the Company's ability to meet consumer demand and financial results.
•Increased cyber security risk due to the increase in the number of employees working remotely.
•Volatility in the availability and prices for commodities for raw materials used in the Company's products and related inflationary pressures.
The COVID-19 pandemic or another health crisis may also affect the Company's operating and financial results in a manner that is not presently known to the Company or that the Company does not currently believe presents significant risks to its operations.
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
If the Company is unable to hire qualified persons for, or retain and continue to develop, its workforce, its results of operations could be adversely affected.
The future success of the Company also depends on its ability to attract and retain qualified personnel, including in its product, eCommerce, and leadership teams. Competition for such personnel in the Company's industry is intense. If the Company fails to attract and retain such employees, it may not be successful in developing and implementing its business strategies. The Company’s ability to hire and retain qualified personnel may be affected by a number of factors, including: the ability to attract and motivate employees; the competition the Company faces from other companies in hiring and retaining qualified personnel; and the Company’s ability to offer employees remote work opportunities. If the Company is unable to hire and retain employees capable of performing at a high level, its business, including cash flows, results of operations, employee satisfaction, and reputation, could be adversely affected.

A significant reduction in wholesale customer purchases of the Company’s products, wholesale customers seeking more favorable terms or canceling orders, or the failure of wholesale customers to pay for the Company’s products in a timely manner could adversely affect the Company’s business.
The Company’s financial success depends on its wholesale customers continuing to purchase its products. The Company does not typically have long-term contracts with its wholesale customers. Sales to the Company’s wholesale customers are generally on an order-to-order basis and are subject to rights of cancellation and rescheduling by the wholesale customers. In fiscal 2022, the Company experienced a higher rate of wholesale customer cancellatinos as retail customers sought to manage higher inventory levels and supply chain disruption. Failure to fill wholesale customers’ orders in a timely manner could harm the Company’s relationships with its wholesale customers. Furthermore, if any of the Company’s major wholesale customers experiences a significant downturn in its business, or fails to remain committed to the Company’s products or brands, these wholesale customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company’s results of operations and financial position.
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
The Company’s direct-to-consumer operations continue to require substantial investment and commitment of resources and are subject to numerous risks and uncertainties.
The Company’s direct-to-consumer operations, including its brick and mortar locations as well as its eCommerce and mobile channels, require substantial fixed investment in equipment and leasehold improvements, information systems, cyber-security infrastructure, inventory and personnel. The Company also has substantial operating lease commitments for retail space. Due to the high fixed-cost structure associated with the Company’s brick and mortar direct-to-consumer operations, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements and employee-related costs. The success of its direct-to-consumer operations also depends on the Company’s ability to identify and adapt to changes in consumer spending patterns and retail shopping preferences, including the shift from brick and mortar to eCommerce and mobile channels, reductions in mall traffic and the Company’s ability to effectively develop its eCommerce and mobile channels. The Company has made and will continue to make significant investments in building technologies and digital capabilities. As omni-channel retailing continues to evolve, the Company’s customers are increasingly more likely to shop across multiple channels that work in tandem to meet their needs. The Company’s failure to successfully respond to these factors could adversely affect the Company’s direct-to-consumer business, as well as limit the Company's ability to successfully develop and expand the omni-channel experience for customers, damage its reputation and brands, and have an adverse effect on the Company’s results of operations and financial position.
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

Disruption of the Company’s eCommerce platform or other information technology systems could adversely affect the Company’s business.
The Company’s information technology systems, including its eCommerce platform, are critical to the operations of its business. Any future material interruption, unauthorized access, impairment or loss of data integrity or malfunction of these systems could severely impact the Company’s business, including delays in product fulfillment and reduced efficiency in operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems, or with maintenance or adequate support of existing systems, could disrupt or reduce the efficiency of the Company’s operations. Disruption to the Company’s information technology systems may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, denial-of-service attacks, computer viruses, physical or electronic break-ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to the Company’s online services and preclude store transactions. System failures and disruptions could also impede the manufacturing and shipping of products, transactions processing and financial reporting. Additionally, the Company may be adversely affected if it is unable to improve, upgrade, maintain, and expand its technology systems.
If the Company encounters problems affecting its logistics and distribution systems, its ability to deliver its products to the market could be adversely affected.
The Company relies on owned or independently operated distribution facilities to transport, warehouse and ship products to its customers. The Company’s logistics and distribution systems include computer-controlled and automated equipment, which are subject to a number of risks related to computer system upgrades, data accuracy, security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Substantially all of the Company’s products are distributed from a relatively small number of locations. These operations could be interrupted by earthquakes, floods, fires or other natural disasters near its distribution centers or other events over which the Company has no control, such as pandemics. The Company’s business interruption insurance may not adequately protect the Company from the adverse effects that could be caused by significant disruptions affecting its distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, the Company’s distribution capacity depends upon the timely performance of services by third parties, including the transportation of products to and from the Company’s distribution facilities. If the Company encounters problems affecting its distribution system, its results of operations and its ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be adversely affected.
The Company faces risks associated with its growth strategies including acquiring and disposing of businesses.
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
From time to time, the Company may seek to sell one or more businesses, or sell or license one or more brands. As part of the Company’s strategy to ensure that it is investing in parts of its business that offer the greatest opportunities to achieve growth, the Company is currently seeking to sell its Wolverine Leathers Division, and the Company on February 7, 2023 closed the sale of the Keds® business. These transactions may involve challenges and risks. There can be no assurance that future divestitures will occur, or if a transaction does occur, there can be no assurance as to the potential value created by the transaction. The process of exploring strategic alternatives or selling a business could cause uncertainty and negatively impact our ability to attract, retain and motivate key employees. In addition, the Company expends costs and management resources to complete divestitures and manage post-closing arrangements. Any failures or delays in completing divestitures could have an adverse effect on the Company’s financial results and ability to execute its strategy.

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
•political instability, war and terrorist attacks;
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
In addition, the Company's foreign subsidiaries purchase products in U.S. dollars and the cost of those products will vary depending on the applicable foreign currency exchange rate, which will impact the price charged to customers. The Company’s foreign distributors also purchase products in U.S. dollars and sell in local currencies, which impacts the price to foreign consumers and in turn, impacts the amount of royalties paid to the Company in U.S. dollars. When the U.S. dollar strengthens relative to foreign currencies, the Company's revenues and profits denominated in foreign currencies are reduced when converted into U.S. dollars and the Company's margins may be negatively impacted by the increase in product costs. The Company may seek to mitigate the negative impacts of foreign currency exchange rate fluctuations through price increases and further actions to reduce costs, but the Company may not be able to fully offset the impact, if at all. The Company’s success depends, in part, on its ability to manage these various foreign currency impacts as changes in the value of the U.S. dollar relative to other currencies could have an adverse effect on the Company’s business and results of operations.
The Company’s quarterly sales and earnings may fluctuate, and the Company or securities analysts may not accurately estimate the Company’s financial results, which may result in volatility in, or a decline in, the Company's stock price. Decreases in the returns provided to our stockholders may ultimately adversely affect our business, results of operations and financial condition.
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
Decreases in the trading price of our stock may adversely affect the returns our stockholders realize from ownership of our stock. Such adverse effects, as well as other factors, may cause stockholders to take actions to involve themselves in the strategic direction and governance of the Company, including through private engagement, publicity campaigns, stockholder proposals and proxy contests. Responding to these actions can be costly and time-consuming and could divert the attention of our board and senior management from managing our operations and pursuing our business strategies.
Changes in general economic conditions and other factors affecting consumer spending could adversely affect the Company’s sales, costs, operating results or financial position.
The Company’s results of operations depend on factors affecting consumer disposable income and spending patterns. These factors include general economic conditions, employment rates, business conditions, interest rates and tax policy in each of the markets and regions in which the Company or its third-party distributors and licensees operates. Customers may defer or cancel purchases of the Company’s products due to uncertainty about global, regional or local economic conditions, and how such conditions may impact them. Disposable income and consumer spending may decline due to inflation, recessionary economic cycles, high interest rates on consumer or business borrowings, restricted credit availability, high levels of unemployment or consumer debt, high tax rates, declines in consumer confidence or other factors. A decline in disposable income and consumer spending has adversely affected demand for the Company’s products, and could further adversely affect demand and Company's results of operations.
The Company operates in competitive industries and markets.
The Company competes with a large number of wholesalers, and retailers of footwear and apparel, and direct-to-consumer footwear and apparel companies. Many of the Company’s competitors have greater resources and larger customer and consumer bases, are able, or elect, to sell their products at lower prices, or have greater financial, technical or marketing resources than the Company, particularly its competitors in the apparel and direct-to-consumer businesses. The Company’s competitors may own or license brands with greater name recognition; implement more effective marketing campaigns; adopt more aggressive pricing policies; make more attractive offers to potential employees, distribution partners and manufacturers; or respond more quickly to changes in consumer preferences. The Company’s continued ability to sell its products at competitive prices and to meet shifts in consumer preferences quickly will affect its future sales. If the Company is unable to respond effectively to competitive pressures, its results of operations and financial position may be adversely affected.
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
In addition, an economic downturn, whether actual or perceived, a further decrease in economic growth rates or an otherwise uncertain economic outlook in markets in which the Company operates could have an adverse effect on the Company. The Company cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in markets in which the Company operates, or in its industry.
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
Conversely, excess inventory can result in lower gross margins if the Company lowers prices in order to liquidate inventory. In addition, inventory may become obsolete as a result of changes in consumer preferences over time. The Company’s business, results of operations and financial position could be adversely affected if it is unable to effectively manage its inventory.
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
The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trade names and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to the Company’s cash flows are not amortized but must be evaluated by the Company at least annually for impairment. If the carrying amounts of one or more of these assets are not recoverable based upon discounted cash flow and market-approach analyses, the carrying amounts of such assets are impaired by the estimated difference between the carrying value and estimated fair value. An impairment charge could adversely affect the Company’s results of operations, such as the impairments recorded associated with the Sweaty Betty® trade name and goodwill in fiscal 2022 and the Sperry® trade name in fiscal 2022 and 2020.
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
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to the Company’s environmental, social and governance (“ESG”) practices may impose additional costs on the Company or expose it to new or additional risks.
Companies are facing increasing and frequently evolving scrutiny globally from customers, regulators, investors, employees and other stakeholders related to their ESG practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, board and workforce diversity, labor conditions, human rights, and cybersecurity and data privacy. Third parties have also developed proprietary ratings or analyses of companies based on certain ESG metrics. Increased ESG-related compliance costs could result in increases to the Company’s overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or other stakeholder expectations and standards could negatively impact the Company’s reputation, ability to do business with certain partners, and stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. The Company’s ESG initiatives and goals may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. As we report on our ESG initiatives or goals, we may be subject to heightened reputational and operational risk and compliance costs related to these matters. Complying with increased regulations could increase the Company’s costs and adversely impact results of operations. The Company’s inability or failure to meet, or the perceived failure to meet, such stakeholders’ expectations, as well as adverse incidents, could negatively impact the Company’s stock price, results of operations, or reputation and increase the cost of capital.

The Company’s and its vendors’ databases containing personal information and payment card data of the Company’s customers, employees and other third parties could be breached, which could subject the Company to adverse publicity, litigation, fines and expenses. If the Company is unable to comply with bank and payment card industry standards, its operations could be adversely affected.
The protection of the Company’s customer, associate and Company data is critically important to the Company. The Company relies on its networks, databases, systems and processes, as well as those of third parties such as vendors, to protect its proprietary information and information about its customers, employees and vendors. The Company’s customers and associates have a high expectation that the Company will adequately safeguard and protect their sensitive personal information. The Company's operations have become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of the Company’s business operations is conducted electronically, increasing the risk of attack or interception that could cause loss or misuse of data, system failures or disruption of operations. If unauthorized parties gain access to these networks or databases, they may be able to steal, publish, delete or modify the Company’s private and sensitive third-party or employee information. Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in a future compromise or breach of the Company’s networks, payment card terminals or other payment systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, the Company may be unable to anticipate these techniques or implement adequate preventative measures. Any failure to maintain the security of the Company’s customers’ sensitive information, or data belonging to it or its suppliers, could put it at a competitive disadvantage, result in deterioration of its customers’ confidence in it, and subject it to potential litigation, liability, fines and penalties, resulting in a possible adverse impact on its financial condition and results of operations. The Company's insurance coverage may be insufficient to cover all losses and would not remedy damage to the Company's reputation. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of personal or confidential information. In such circumstances, the Company could be held liable to its customers, other parties or employees, be subject to regulatory or other actions for breaching privacy laws or failing to adequately protect such information or respond to a breach. This could result in costly investigations and litigation, civil or criminal penalties, operational changes and negative publicity that could adversely affect the Company’s reputation and its results of operations and financial position. In addition, if the Company is unable to comply with bank and PCI security standards, it may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect the Company’s direct-to-consumer operations.
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
The Company may be named as a defendant from time to time in lawsuits and regulatory actions relating to its business. For example, regulatory actions, punitive class actions lawsuits and individual lawsuits have been filed against the Company alleging claims relating to property damage, remediation and human health effects, among other claims, arising from the Company’s operations, including its handling, storage, treatment, transportation and/or disposal of waste. These claims are discussed in more detail in Note 17 to the Company's Consolidated Financial Statements. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on the Company’s business, results of operations and financial position. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and may require that the Company devote substantial resources and executive time to the defense of such proceedings.

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
In addition, as data privacy and marketing laws change, the Company may incur additional costs to remain in compliance. If applicable data privacy and marketing laws become more restrictive at the federal or state level, the Company’s compliance costs may increase, and the Company’s ability to effectively engage customers via personalized marketing may decrease which could potentially impact growth.
Because the Company processes and transmits payment card information, the Company is subject to the Payment Card Industry (“PCI”) Data Security Standard (the “Standard”), and card brand operating rules (“Card Rules”). The Standard is a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council to help facilitate the broad adoption of consistent data security measures. The Company is required by payment card network rules to comply with the Standard, and the Company’s failure to do so may result in fines or restrictions on its ability to accept payment cards. Under certain circumstances specified in the payment card network rules, the Company may be required to submit to periodic audits, self-assessments or other assessments of its compliance with the Standard. Such activities may reveal that the Company has failed to comply with the Standard. If an audit, self-assessment or other test determines that the Company needs to take steps to remediate any deficiencies, the Company may be required to undertake remediation efforts, which may be costly or could result in periods of time during which the Company cannot accept payment cards. In addition, even if the Company complies with the Standard, there is no assurance that it will be protected from a security breach. Further, changes in technology and processing procedures may result in changes in the Card Rules. Such changes may require the Company to make significant investments in operating systems and technology that may impact business. Failure to keep up with changes in technology could impact growth opportunities. Failure to comply with the Standard or Card Rules could result in losing certification under the PCI standards and an inability to process payments.
The Company is also subject to U.S. and international data privacy and cybersecurity laws and regulations, which may impose fines and penalties for noncompliance and may have an adverse effect on the Company's operations. For example, the General Data Protection Regulation ("GDPR"), which applies in all European Union member states, introduced new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. GDPR increases our responsibility and potential liability in relation to personal data that we collect, process and transfer, and we have put in place additional mechanisms designed to ensure compliance with the new data protection rules. Any failure to comply with these rules and related national laws of European Union member states, could lead to government enforcement actions and significant penalties against us, and could adversely affect our business, financial condition, cash flows and results of operations. In addition, the California Consumer Privacy Act (“CCPA”) limits how we may collect and use personal data. The effects of the CCPA governs the Company's data processing practices and policies. Additionally, other states have adopted, or are considering enacting, similar laws that may affect the Company's data processing practices and policies.

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.     Properties
The Company operates its domestic administration, sales and marketing operations primarily from an owned facility of approximately 307,000 square feet in Rockford, Michigan, as well as leased facilities of approximately 102,000 square feet in Waltham, Massachusetts and 80,000 square feet in the United Kingdom. The Company operates its distribution operations primarily through a leased distribution facility of approximately 720,000 square feet in Beaumont, California; an owned distribution facility of approximately 520,000 square feet in Louisville, Kentucky; a leased distribution center of approximately 468,000 square feet in Howard City, Michigan; a leased distribution center of approximately 242,000 square feet in Ontario, Canada and a leased distribution center of approximately 125,000 square feet in Heerhugowaard, Netherlands.
The Company also leases or owns offices, showrooms and other facilities throughout the U.S., Canada, the United Kingdom, continental Europe, Hong Kong and China to meet its operational requirements. In addition, the Company operates 154 retail stores primarily through leases with various third-party landlords in the U.S., United Kingdom, and Canada that collectively occupy approximately 350,000 square feet. The Company believes that its current facilities are suitable and adequate to meet its current needs.
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
Supplemental Item.        Information about our Executive Officers
The following table lists the names and ages of the Executive Officers of the Company and their positions held with the Company as of January 31, 2023. The information provided below the table lists the business experience of each such Executive Officer for at least the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or, if not appointed by the Board of Directors, at the pleasure of management.

Name	Age	Positions held with the Company
Brendan L. Hoffman	54	President and Chief Executive Officer
Christopher E. Hufnagel	50	President, Active Group
Amy M. Klimek	49	Executive Vice President, Global Human Resources
Reginald M. Rasch	52	Senior Vice President, General Counsel and Secretary
Isabel Soriano	52	President, International
Michael D. Stornant	56	Executive Vice President, Chief Financial Officer and Treasurer
James D. Zwiers	55	Executive Vice President and President, Global Operations Group
Brendan L. Hoffman has served the Company as Chief Executive Officer since January 2022 and as President since September 2020. From October 2015 through August 2020, he was the Chief Executive Officer and President of Vince Holding Corp., a publicly-traded global apparel brand and retailer.

Christopher E. Hufnagel has served the Company as President, Active Group since November 2022, and has served as President of the Merrell brand since September 2019. From July 2018 through September 2019, he served as President, CAT Footwear. From January 2013 through July 2018, he served as Senior Vice President and Head of Corporate Strategy.

Amy M. Klimek has served the Company as Executive Vice President, Global Human Resources since May 2016. From October 2014 to May 2016, she served as Vice President of Human Resources.
Reginald M. Rasch has served the Company as Senior Vice President, General Counsel and Secretary since January 2023. From May 2021 through November 2022, he was the Chief Legal Officer and Corporate Secretary of Party City Holdco Inc., a publicly traded party goods company in North America. Mr. Rasch was employed by Rakuten, a global technology conglomerate that focuses heavily on eCommerce, digital advertising and data intelligence, from 2005 to May 2021, where he held positions of increasing responsibilities in Rakuten Americas including Head of Legal and Secretary from 2016 to May 2021.
Isabel Soriano has served the Company as President, International since June 2021. From June 2018 to May 2021, she served as Vice President and Managing Director of EMEA. From April 2014 to June 2018, she served as Vice President and General Manager for Vans, Timberland and Kipling in South America at VF Corporation, a publicly traded footwear and apparel retailer.
Michael D. Stornant has served the Company as Executive Vice President, Chief Financial Officer and Treasurer since June 2015. From January 2013 through June 2015, he served as Vice President, Corporate Finance.
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
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “WWW.” The number of stockholders of record on February 10, 2023, was 673.
A quarterly dividend of $0.10 per share was declared on February 8, 2023. The Company currently expects that comparable cash dividends will be paid in future quarters in fiscal 2023.
Stock Performance Graph
The following graph compares the five-year cumulative total stockholder return on the Company’s common stock to the Standard & Poor’s 1500 Index and the Standard & Poor’s 1500 Consumer Durables & Apparel Index, assuming an investment of $100 at the beginning of the period indicated. The Company is part of both the Standard & Poor’s 1500 Index and the Standard & Poor’s 1500 Consumer Durables & Apparel Index. This Stock Performance Graph shall not be deemed to be incorporated by reference into the Company’s SEC filings and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Five-Year Cumulative Total Return Summary

200
150
100
50
0
DOLLARS
2017
2018
2019
2020
2021
2022
Wolverine World Wide, Inc.
S&P Composite 1500 Index
S&P Composite 1500 Consumer Durables & Apparel Index

The following table provides information regarding the Company’s purchases of its own common stock during the fourth quarter of fiscal 2022.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 10 (October 2, 2022 to November 5, 2022)
Common Stock Repurchase Program (1)	—	$—	—	$366,524,492
Employee Transactions (2)	16,581	$17.18
Period 11 (November 6, 2022 to December 3, 2022)
Common Stock Repurchase Program (1)	—	$—	—	$366,524,492
Employee Transactions (2)	193	$11.20
Period 12 (December 4, 2022 to December 31, 2022)
Common Stock Repurchase Program (1)	—	$—	—	$366,524,492
Employee Transactions (2)	3,424	$10.74
Total for the Fourth Quarter Ended December 31, 2022
Common Stock Repurchase Program (1)	—	$—	—	$366,524,492
Employee Transactions (2)	20,198	$16.03
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
Item 6.     Reserved
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
BUSINESS OVERVIEW
The Company is a leading global designer, marketer and licensor of branded footwear, apparel and accessories. The Company’s strategic vision is to build and grow high-energy footwear, apparel and accessories brands that inspire and empower consumers to explore and enjoy their active lives. The Company seeks to fulfill this vision by offering innovative products and compelling brand propositions; complementing its footwear brands with strong apparel and accessories offerings; expanding its global direct-to-consumer footprint; and delivering supply chain excellence.
The Company’s brands are marketed in approximately 170 countries and territories at December 31, 2022, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At December 31, 2022, the Company operated 154 retail stores in the U.S., United Kingdom, and Canada and 63 direct-to-consumer eCommerce sites.
On July 31, 2021, the Company entered into a definitive agreement to acquire 100% of the outstanding shares of Lady of Leisure InvestCo Limited. The acquisition was completed on August 2, 2021 for $417.4 million, net of acquired cash of $7.4 million. Lady of Leisure InvestCo Limited owns the Sweaty Betty® brand and activewear business, a premium women’s activewear brand. The acquisition was funded with cash on hand and borrowings under the Company’s Revolving Facility, as defined below.
The following discussion includes a comparison of the Company's results of operations and liquidity and capital resources for fiscal 2022 and 2021. A discussion of a comparison of the Company's results of operations and liquidity and capital resources for fiscal 2021 and 2020 has been omitted from this Form 10-K but may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, filed with the SEC on February 24, 2022. Additional information about the reorganization of the Company's reportable segments can be found in the Company's Current Report on Form 8-K/A filed with the SEC on November 10, 2022.
Known Trends Impacting Our Business
Macroeconomic conditions and supply chain disruptions and the COVID-19 pandemic continue to have an impact on the Company’s business results. During fiscal 2021 and the first half of fiscal 2022, disruption in the global supply chain due to vessel shortages, labor and container shortages, and U.S. port congestion resulted in transportation delays that interrupted the flow of the Company’s inventory and delayed shipments to wholesale partners. As a result, the Company planned fiscal 2022 product purchases based on the assumption that extended inventory transit times would continue throughout the year. However, during the third quarter of 2022, inventory transit times improved ahead of plan, resulting in challenges managing the timing of inventory flow. As of December 31, 2022, the Company had $146.8 million of inventory in-transit, which includes both inventory in-transit to the Company's distribution centers and inventory not yet able to be processed due to processing capacity pressures at the Company’s distribution centers. As a result, the Company’s inventory levels as of December 31, 2022 were elevated compared to the prior fiscal year. The inventory in-transit balance has declined from a balance of $280.9 million at October 1, 2022. The Company increased promotional activity in the third and fourth quarters of fiscal 2022 and expects this increased level of promotional activity to continue during the first half of 2023 to reduce inventory levels.
The Company incurred higher logistics costs, including freight and labor costs, during 2022 as a result of the supply chain disruption as well as inflationary pressures. The Company implemented selective price increases by brand and product to partially offset the effects of inflation on the Company’s financial results. The Company expects to continue to evaluate future pricing of its products. In addition to inflationary headwinds, the strengthening of the U.S. dollar relative to other major currencies also negatively impacted the Company’s financial results in 2022 and is expected to have a negative impact on the Company's 2023 financial results.
In March 2022, the Company temporarily suspended all business operations in Russia due to the Russia-Ukraine conflict. The Company has no assets or employees in Russia or Ukraine. The Company’s business operations in Russia represent less than 1 percent of revenue. Please refer to Item 1A, “Risk Factors” for a more complete discussion of the risks the Company encounters in our business.

2022 FINANCIAL OVERVIEW
•Revenue was $2,684.8 million for 2022, representing an increase of 11.2% compared to the prior year's revenue of $2,414.9 million.
•Gross margin for 2022 was 39.9%, a decrease of 270 basis points from 2021.
•The effective tax rate in 2022 was 25.2%, compared to 16.6% in 2021.
•Diluted loss per share in 2022 was $2.37, compared to diluted earnings per share of $0.81 in 2021.
•The Company declared cash dividends of $0.40 per share in 2022 and 2021.
•Cash flow used in operating activities was $178.9 million for 2022 and cash flow provided by operating activities was $86.8 million for 2021.
•Compared to the prior year, inventory increased $379.7 million, or 103.9%.
RESULTS OF OPERATIONS
The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes, which are included in Item 8 of this Annual Report on Form 10-K.

	Fiscal Year
(In millions, except per share data)	2022	2021	Percent Change
Revenue	$2,684.8	$2,414.9	11.2%
Cost of goods sold	1,614.4	1,385.0	16.6%
Gross profit	1,070.4	1,029.9	3.9%
Selling, general and administrative expenses	906.4	817.8	10.8%
Gain on sale of trademarks	(90.0)	—	—
Impairment of goodwill and intangible assets	428.7	—	—
Environmental and other related costs, net of recoveries	33.7	56.4	(40.2)%
Operating profit (loss)	(208.4)	155.7	(233.8)%
Interest expense, net	47.3	37.4	26.5%
Debt extinguishment and other costs	—	34.3	(100.0)%
Other expense (income), net	(2.8)	3.7	(175.7)%
Earnings (loss) before income taxes	(252.9)	80.3	(414.9)%
Income tax expense (benefit)	(63.8)	13.3	(579.7)%
Net earnings (loss)	(189.1)	67.0	(382.2)%
Less: net loss attributable to noncontrolling interests	(0.8)	(1.6)	50.0%
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$(188.3)	$68.6	(374.5)%
Diluted earnings (loss) per share	$(2.37)	$0.81	(392.6)%
REVENUE
Revenue was $2,684.8 million for 2022, representing an increase of 11.2% compared to the prior year's revenue of $2,414.9 million. The change in revenue reflected a 19.0% increase from the Active Group, a 7.6% increase from the Work Group and a 6.2% decline from the Lifestyle Group. The Active Group's revenue increase was driven by an increase of $116.9 million from Merrell®, $94.3 million from Sweaty Betty®, $29.1 million from Saucony®, and $10.3 million from Chaco®. The Work Group’s revenue increase was driven by an increase of $32.1 million from Cat® and $20.1 million from Wolverine®, partially offset by a decrease of $9.2 million from Bates®. The Lifestyle Group’s revenue decline was driven by a decrease of $33.4 million from Sperry® and $7.8 million from Keds®, partially offset by an increase of $11.7 million from Hush Puppies®. International revenue represented 41.8%, and 34.8% of total reported revenues in 2022 and 2021, respectively. Changes in foreign exchange rates decreased revenue by $70.0 million during 2022. Direct-to-consumer revenue increased by $64.1 million, or 10.2% during 2022 compared to 2021.
GROSS MARGIN
For 2022, the Company’s gross margin was 39.9%, compared to 42.6% in 2021. The gross margin decrease was driven by unfavorable product mix and higher promotional activity in the Company's direct to consumer channel (150 basis points), increased closeout sales and closeout reserves (90 basis points) and unfavorable product mix and higher promotional activity across the Company's brands (30 basis points).

OPERATING EXPENSES
Operating expenses increased $404.6 million in 2022, to $1,278.8 million. The increase was driven by higher impairment of intangible assets ($428.7 million), Sweaty Betty® operating expenses included contribution through the one-year anniversary of the acquisition ($60.2 million), higher general and administrative costs ($26.6 million), higher selling costs ($10.4 million), higher distribution costs ($9.5 million), higher advertising costs ($6.0 million), higher Sweaty Betty® integration costs ($2.0 million), and higher product development costs ($1.1 million), partially offset by the gain recorded on the sale of the Champion trademarks for footwear in the United States and Canada ($90.0 million), lower environmental and other related costs, net of recoveries ($22.7 million), lower incentive compensation costs ($20.0 million), and lower acquisition costs ($7.5 million). Environmental and other related costs were $56.3 million and $73.9 million in 2022 and 2021, respectively. See Note 17 to the Company's Consolidated Financial Statements for further discussion.
INTEREST, OTHER AND TAXES
Net interest expense was $47.3 million in 2022 compared to $37.4 million in 2021. Interest expense increased in the current year due to higher average principal balances of variable rate debt and higher average interest rates on the Company’s variable rate debt, partially offset by lower interest rates on the Company's senior notes. The Company redeemed and replaced the 6.375% senior notes due in 2025 and the 5.000% senior notes due in 2026 with the 4.000% senior notes in August 2021 due in 2029.
The effective tax rate in 2022 was 25.2%, compared to 16.6% in 2021. The Company recognized tax benefits in 2022 which increased the tax benefit recognized from the pretax loss, resulting in a higher effective tax rate. In 2021, the Company also recognized tax benefits which reduced the tax expense on pretax income, resulting in a lower effective tax rate.
Other income was $2.8 million in 2022 compared to other expense of $3.7 million in 2021. The decrease in expense was driven by lower non-service pension costs ($3.0 million), higher sublease income ($1.8 million), and lower losses from equity method investments ($1.6 million).
REPORTABLE SEGMENTS
The Company’s portfolio of brands are organized into the following three reportable segments. During the fourth quarter of 2022, the Company announced changes to its reportable segments as a result of changes in how its Chief Operating Decision Maker, the Company's Chief Executive Officer, allocates resources to and assess performance of the Company's operating segments. All prior period disclosures have been retrospectively adjusted to reflect the new reportable segments.
•Active Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Sweaty Betty® activewear, and Chaco® footwear;
•Work Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Harley-Davidson® footwear and HYTEST® safety footwear; and;
•Lifestyle Group, consisting of Sperry® footwear, Keds® footwear, and Hush Puppies® footwear and apparel.
Kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell®, Hush Puppies® and Cat® are included with the applicable brand.
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail stores and the Stride Rite® licensed business. The Corporate category consists of the gain on the sale of the Champion trademarks in 2022 and unallocated corporate expenses, such as corporate employee costs, costs related to the COVID-19 pandemic, impairment of intangible assets and goodwill, reorganization activities, and environmental and other related costs.

The reportable segment results for years 2022 and 2021 are as follows:

	Fiscal Year
(In millions)	2022	2021	Change	Percent Change
REVENUE
Active Group	$1,570.2	$1,319.6	$250.6	19.0%
Work Group	590.5	548.8	41.7	7.6%
Lifestyle Group	447.5	477.0	(29.5)	(6.2)%
Other	76.6	69.5	7.1	10.2%
Total	$2,684.8	$2,414.9	$269.9	11.2%
OPERATING PROFIT (LOSS)
Active Group	$198.4	$229.5	$(31.1)	(13.6)%
Work Group	102.5	103.8	(1.3)	(1.3)%
Lifestyle Group	48.1	67.5	(19.4)	(28.7)%
Other	11.8	8.1	3.7	45.7%
Corporate	(569.2)	(253.2)	(316.0)	(124.8)%
Total	$(208.4)	$155.7	$(364.1)	(233.8)%
Further information regarding the reportable segments can be found in Note 18 to the Company's Consolidated Financial Statements.
Active Group
The Active Group’s revenue increased $250.6 million, or 19.0%, in 2022 compared to 2021. The revenue increase was driven by an increase of $116.9 million from Merrell®, $94.3 million from Sweaty Betty®, $29.1 million from Saucony®, and $10.3 million from Chaco®. The Merrell® increase was primarily due to the strength of the hike product category, which includes the industry leading Moab franchise as well as strong performance across all regions, specifically the international channel. The Sweaty Betty® increase included contribution through the one-year anniversary of the acquisition. The Saucony® increase was primarily driven by the strength and expanded sales of core technical road and trail product franchises which include the Ride, Guide, Kinvara, Triumph, Peregrine and Endorphin series. The Chaco® increase was primarily the result of improved inventory positions in the current period versus the prior period which was negatively impacted by supply chain constraints.
The Active Group’s operating profit decreased $31.1 million, or 13.6%, in 2022 compared to 2021. The operating profit decrease was due to a 320 basis point decrease in gross margin and a $97.0 million increase in selling, general and administrative costs, partially offset by revenue increases. The decrease in gross margin in the current year period was due to unfavorable product mix and higher promotional activity in the Company's direct to consumer channel and increased closeout sales in the wholesale channel. The increase in selling, general and administrative expenses in 2022 includes a contribution of $60.2 million of Sweaty Betty® operating expenses through the one-year anniversary of the acquisition, as well as higher advertising costs, labor and distribution costs and employee costs.
Work Group
The Work Group’s revenue increased $41.7 million, or 7.6%, in 2022 compared to 2021. The revenue increase was driven by an increase of $32.1 million from Cat® and $20.1 million from Wolverine®, partially offset by a decrease of $9.2 million from Bates®. The Cat® increase was primarily due to the strength of the life and work product categories. The Wolverine® increase was primarily due to the strong performance of its core franchises which include Raider and Rancher, strength of the work product category, and expanded work footwear products. The Bates® decline was primarily due to a reduction in military exchange customer revenue for domestically manufactured products.
The Work Group’s operating profit decreased $1.3 million, or 1.3%, in 2022 compared to 2021. The operating profit decrease was due to a 240 basis point decrease in gross margin and by a $2.9 million increase in selling, general and administrative costs, partially offset by revenue increases. The decrease in gross margin in the current year period was due to unfavorable product mix and higher promotional activity in the Company's direct to consumer channel and increased closeout sales in the wholesale channel. The increase in selling, general and administrative expenses in 2022 was primarily due to higher advertising costs, labor and distribution costs and employee costs.

Lifestyle Group
The Lifestyle Group’s revenue decreased $29.5 million, or 6.2%, in 2022 compared to 2021. The revenue decrease was driven by a decrease of $33.4 million from Sperry® and $7.8 million from Keds®, partially offset by an increase of $11.7 million from Hush Puppies®. The Sperry® and Keds® declines were primarily driven by supply chain issues and softer consumer demand in both the U.S. wholesale and direct-to-consumer sales channels. The Hush Puppies® increase was primarily due to the launch of a strategic distribution partnership with DSW in North America and the strength of the brand’s lifestyle head-to-toe product offering internationally, with a focus on casual, comfort and color.
The Lifestyle Group’s operating profit decreased $19.4 million, or 28.7%, in 2022 compared to 2021. The operating profit decrease was due to a 150 basis point decrease in gross margin and revenue decreases, partially offset by a $0.4 million decrease in selling, general and administrative costs. The decrease in gross margin in the current year period was due to unfavorable product mix and higher promotional activity in the Company's direct to consumer channel and increased closeout sales in the wholesale channel.
Other
The Other category's revenue increased $7.1 million, or 10.2%, in 2022 compared to 2021. The revenue increase was primarily driven by an increase of $6.0 million from the performance leathers business.
Corporate
Corporate expenses increased $316.0 million in 2022 compared to 2021 primarily due to the impairment of intangible assets related to the Sperry® trade name and Sweaty Betty® trade name and goodwill ($428.7 million), reorganization and integration activities ($9.6 million), and higher employee costs ($7.8 million), partially offset by the gain recorded on the sale of the Champion trademarks for footwear in the United States and Canada ($90.0 million), lower environmental and other related costs ($22.7 million), and lower incentive compensation costs ($19.2 million).
LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year
(In millions)	2022	2021
Cash and cash equivalents (1)	$135.5	$161.7
Debt	1,158.0	966.8
Available Revolving Facility (2)	569.3	769.2
(1)Cash and cash equivalents at the end of the year in the Consolidated Statements of Cash Flows includes $4.0 million of Wolverine Leathers business related cash and cash equivalents that are classified as held for sale as of December 31, 2022 that are not included in cash and cash equivalents in the Consolidated Balance Sheets.
(2)Amounts are net of both borrowings, if any, and outstanding standby letters of credit issued in accordance with the terms of the Revolving Facility.
Liquidity
Cash and cash equivalents of $135.5 million as of December 31, 2022 were $26.2 million lower compared to January 1, 2022. The decrease is due primarily to cash used by operating activities of $178.9 million, share repurchases of $81.3 million, additions to property, plant, and equipment of $36.5 million, cash dividends paid of $32.8 million, and shares acquired related to employee stock plans of $7.7 million, partially offset by net revolver borrowings of $200.0 million, cash received from the sale of the Champion trademark of $90.0 million, proceeds from company-owned life insurance policies of $30.5 million, and contributions from noncontrolling interests of $7.0 million. The Company had $569.3 million of borrowing capacity available under the Revolving Facility as of December 31, 2022. Cash and cash equivalents located in foreign jurisdictions totaled $114.9 million as of December 31, 2022.
Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends and for general corporate purposes.
The Company may purchase up to an additional $366.5 million of shares under its existing common stock repurchase program, which expires in 2023. The common stock repurchase program does not obligate the Company to acquire any shares and may be suspended at any time. The Company repurchased $81.3 million and $39.6 million of shares during 2022 and 2021, respectively.

A detailed discussion of environmental remediation costs is found in Note 17 to the Company's Consolidated Financial Statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual affected site. As of December 31, 2022, the Company has a reserve of $74.1 million, of which $49.8 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities, with the remaining $24.3 million recorded in other liabilities and expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
Note 17 to the Company's Consolidated Financial Statements also includes a detailed discussion of environmental litigation matters. The Company has established an accrual in the amount of $40.5 million, and made related payments of $50.1 million, with respect to certain of these matters for the year ended December 31, 2022, as discussed in Note 17. The Company expects to disburse payments during 2023 equal to the remainder of the established accrual.
Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.
The Company expects to meet its contractual obligations through its typical sources of liquidity in the normal course of business, such as cash from operating activities, and believes it has the financial resources to satisfy these contractual obligations. The Company had the following contractual obligations due by period at December 31, 2022:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$1,446.3	$489.4	$135.4	$234.7	$586.8
Operating lease obligations	236.5	38.6	60.8	47.1	90.0
Purchase obligations (2)	423.1	423.1	—	—	—
Pension (3)	—	—	—	—	—
Supplemental Executive Retirement Plan	44.9	3.9	8.3	8.8	23.9
Municipal water improvements (3)	31.9	31.9	—	—	—
TCJA transition obligation	28.1	7.0	21.1	—	—

Total (4)	$2,210.8	$993.9	$225.6	$290.6	$700.7
(1)Includes principal and interest payments on the Company’s long-term debt. Estimated future interest payments on outstanding debt obligations are based on interest rates as of December 31, 2022. Actual cash outflows may differ significantly due to changes in underlying interest rates.
(2)Purchase obligations related primarily to inventory and capital expenditure commitments.
(3)Under the terms of a Consent Decree resolving certain civil and regulatory actions, the Company is obligated to contribute towards the costs of extending municipal water lines, developing a replacement wellfield and making certain improvements to Plainfield Township’s existing water treatment plant, all subject to an aggregate cap of $69.5 million. During 2022 and 2021, the Company made payments of $15.0 and $12.9 million towards the total cap, respectively. Due to the uncertainty of the timing and amounts related to the Company's other environmental remediation costs, they have been excluded from this table. See Note 17 to the Company's Consolidated Financial Statements for additional information.
(4)The total amount of unrecognized tax benefits on the consolidated balance sheet at December 31, 2022 is $9.0 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.
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
As of December 31, 2022, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at December 31, 2022 totaled $1,158.0 million, compared to $966.8 million at January 1, 2022. The Company expects to use the current borrowings to fund organic growth initiatives, reduce debt, pay dividends and for general corporate purposes. The increased debt position resulted from borrowings under the Revolving Facility to fund organic growth initiatives, pay dividends and for general corporate purposes.
Cash Flows
The following table summarizes cash flow activities:

	Fiscal Year Ended
(In millions)	December 31, 2022	January 1, 2022
Net cash provided by (used in) operating activities	(178.9)	86.8
Net cash provided by (used in) investing activities	54.6	(437.3)
Net cash provided by (used in) financing activities	107.1	169.3
Additions to property, plant and equipment	(36.5)	(17.6)
Depreciation and amortization	34.6	33.2
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
Cash from operations during 2022 was lower compared to 2021, due primarily to an increase in net working capital representing a use of cash of $274.4 million. Working capital balances were unfavorably impacted by an increase in inventories of $428.9 million, a decrease in accounts receivable of $84.5 million, and an increase in other operating assets of $21.1 million, partially offset by an increase in accounts payable of $62.6 million and an increase in other operating liabilities of $26.1 million. Operating cash flows included non-cash add back for the impairment of intangible assets of $428.7 million, depreciation and amortization expense adjustment of $34.6 million, stock-based compensation expense adjustment of $33.4 million, deferred income tax adjustment of $105.7 million, gain on sale of the Champion trademark of $90.0 million, environmental and other related costs, net of cash payments and recoveries received cash outflow of $23.0 million, and pension expense adjustment of $9.3 million.
Investing Activities
The Company made capital expenditures of $36.5 million and $17.6 million in years 2022 and 2021, respectively, for building improvements, eCommerce site enhancements, new retail stores, distribution operations improvements and information system enhancements. The current year activity includes additional investment in the Company’s China joint venture of $2.8 million and proceeds received from the sale of the Champion trademarks of $90.0 million.
Financing Activities
The current year debt activity includes net borrowings under the Revolving Facility of $200.0 million and $30.5 million in proceeds from company-owned life insurance policies. The Company paid $7.7 million and $14.1 million in 2022 and 2021, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans and received $1.4 million and $17.1 million in proceeds from the exercise of stock options in 2022 and 2021, respectively. The Company also repurchased $81.3 million and $39.6 million of its common stock during 2022 and 2021, respectively. The

Company received $7.0 million and $4.8 million from noncontrolling owners of the Company’s China joint venture to support the growth of the joint venture in 2022 and 2021, respectively.
The Company declared cash dividends of $0.40 per share in each of 2022 and 2021. Dividends paid totaled $32.8 million and $33.5 million for 2022 and 2021, respectively. A quarterly dividend of $0.10 per share was declared on February 8, 2023 to shareholders of record on April 3, 2023.
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
The Company has identified the following critical accounting policies used in determining estimates and assumptions in the amounts reported. Management believes that an understanding of these policies is important to an overall understanding of the Company’s Consolidated Financial Statements. Significant accounting policies are summarized in Note 1 to the Company's Consolidated Financial Statements.
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
Control of the Company's goods and services, and associated revenue, are transferred to customers at a point in time. The Company’s contract revenue consist of wholesale revenue and direct-to-consumer revenue. Wholesale revenue is recognized for products sourced by the Company when control transfers to the customer generally occurring upon the purchase, shipment or delivery of branded products or to the customer. Direct-to-consumer includes eCommerce revenue that is recognized for products sourced by the Company when control transfers to the customer once the related goods have been shipped and retail store revenue recognized at time of sale. The point of purchase or shipment was evaluated to best represent when control transfers based on the Company’s right of payment for the goods, the customer’s legal title to the asset, the transfer of physical possession and the customer having the risks and rewards of the goods. Payment terms for the Company's revenue vary by sales channel. Standard credit terms apply to the Company's wholesale receivables, while payment is rendered at the time of sale within the direct-to-consumer channel.
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during the year ended December 31, 2022 related to the Company’s contract liabilities was nominal.
Inventory
The Company values its inventory at the lower of cost or net realizable value. Cost is determined by the last-in, first out ("LIFO") method for certain domestic finished product inventories. Cost is determined using the first-in, first-out (“FIFO”) method for all raw materials, work-in-process and finished product inventories in foreign countries and certain domestic finished product inventories. The average cost of inventory is used for finished product inventories of the Company’s direct-to-

consumer business and Sweaty Betty® inventory. The Company has applied these inventory cost valuation methods consistently from year to year.
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
Goodwill and Indefinite-Lived Intangibles
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually. The Company reviews the carrying amounts of goodwill and indefinite-lived intangible assets by reporting unit at least annually, or when indicators of impairment are present, to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon discounted cash flow and market approach analyses, the carrying amounts of such assets are reduced by the estimated difference between the carrying values and estimated fair values. The Company includes assumptions such as a discount rate and expected future operating performance, which includes forecasted revenue growth, earnings before interest, taxes, depreciation and amortization ("EBITDA") margin and cost of capital, which are derived from internal projections and operating plans, as part of a discounted cash flow analysis to estimate fair value.
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
The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. In the fourth quarter of 2022, after completion of the annual impairment testing, the Company recorded a $48.4 million impairment charge for Sweaty Betty® goodwill. The Company did not recognize any impairment charges for goodwill during years 2021 and 2020. In the fourth quarter of 2022, the Company recognized impairment charges of $191.0 million for the Sperry® trade name and $189.3 million for the Sweaty Betty® trade name. No impairment charges were recognized for the Company's intangible assets during 2021. In the fourth quarter of 2020, the Company recorded a $222.2 million impairment charge for the Sperry® trade name. Refer to Note 4, “Goodwill and Other

Intangibles” for additional discussion on the Sweaty Betty® goodwill impairment and the Sweaty Betty® and Sperry® trade name impairments.
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
The Company utilizes a bond matching calculation to determine the discount rate used to calculate its year-end pension liability and subsequent year pension expense. A hypothetical bond portfolio is created based on a presumed purchase of individual bonds to settle the plans' expected future benefit payments. The discount rate is the resulting yield of the hypothetical bond portfolio. The bonds selected are listed as high grade by at least two recognized ratings agency and are non-callable, currently purchasable and non-prepayable. The calculated discount rate was 5.56% at December 31, 2022, compared to 3.09% at January 1, 2022. Pension expense is also impacted by the expected long-term rate of return on plan assets, which the Company has determined to be 6.87% and 6.75% for fiscal 2022 and 2021, respectively. This rate is based on both actual historical rates of return experienced by the pension assets and the long-term rate of return of a composite portfolio of equity and fixed income securities that reflects the approximate diversification of the pension assets.
Income Taxes
The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that have generally been lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asian subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax. Income tax audits associated with the allocation of this income and other complex issues may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates. The Company evaluates the probability a tax position will be effectively sustained and the appropriateness of the amount recognized for uncertain tax positions based on factors including changes in facts or circumstances, changes in tax law, settled audit issues and new audit activity. Changes in the Company’s assessment may result in the recognition of a tax benefit or an additional charge to the tax provision in the period our assessment changes. The carrying value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets. If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets in future years, which would cause the Company to record additional income tax expense in its consolidated statements of operations. Management evaluates the potential that the Company will be able to realize its gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis.

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
The Company intends to permanently reinvest all non-cash undistributed earnings outside of the U.S. and has, therefore, not established a deferred tax liability on that amount of foreign unremitted earnings. However, if these non-cash undistributed earnings were repatriated, the Company would be required to accrue and pay applicable U.S. taxes and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these non-cash unremitted earnings due to the complexity of the hypothetical calculation.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, the United Kingdom, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. At December 31, 2022 and January 1, 2022, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $334.2 million and $296.7 million, respectively, with maturities ranging up to 524 and 538 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. At December 31, 2022, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $76.3 million from their value at January 1, 2022. At January 1, 2022, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $20.0 million from their value at January 2, 2021.

Interest Rate Risk
The Company is exposed to interest rate changes primarily as a result of interest expense on the Incremental Term Loan borrowings and any borrowings under the Revolving Facility. The Company’s total variable-rate debt was $615.0 million at December 31, 2022 and the Company held a forward-dated interest rate swap agreement, denominated in U.S. dollars that will effectively convert $176.2 million of this amount to fixed-rate debt. The interest rate swap derivative instrument is held and used by the Company as a tool for managing interest rate risk. The counterparty to the swap instrument is a large financial institution that the Company believes is of high-quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of the interest rate swap was determined to be a net asset of $6.1 million as of December 31, 2022. As of December 31, 2022, the weighted-average interest rate on the Company’s variable-rate debt, net of the impact of the interest rate swap, was 4.86%. Based on the level of variable-rate debt outstanding as of that date, a 100 basis point increase in the weighted-average interest rate would have increased the Company’s annual pre-tax interest expense by approximately $4.4 million. The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

Item 8.    Financial Statements and Supplementary Data

Table of Contents
Consolidated Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year
(In millions, except per share data)	2022	2021	2020
Revenue	$2,684.8	$2,414.9	$1,791.1
Cost of goods sold	1,614.4	1,385.0	1,055.5
Gross profit	1,070.4	1,029.9	735.6
Selling, general and administrative expenses	906.4	817.8	639.4
Gain on sale of trademarks	(90.0)	—	—
Impairment of goodwill and intangible assets	428.7	—	222.2
Environmental and other related costs, net of recoveries	33.7	56.4	11.1
Operating profit (loss)	(208.4)	155.7	(137.1)
Other expenses:
Interest expense, net	47.3	37.4	43.6
Debt extinguishment and other costs	—	34.3	5.5
Other expense (income), net	(2.8)	3.7	(2.1)
Total other expenses	44.5	75.4	47.0
Earnings (loss) before income taxes	(252.9)	80.3	(184.1)
Income tax expense (benefit)	(63.8)	13.3	(45.5)
Net earnings (loss)	(189.1)	67.0	(138.6)
Less: net loss attributable to noncontrolling interests	(0.8)	(1.6)	(1.7)
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$(188.3)	$68.6	$(136.9)
Net earnings (loss) per share (see Note 3):
Basic	$(2.37)	$0.82	$(1.70)
Diluted	$(2.37)	$0.81	$(1.70)
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year
(In millions)	2022	2021	2020
Net earnings (loss)	$(189.1)	$67.0	$(138.6)
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	(76.8)	(20.0)	10.6
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) arising during the period, net of taxes of $7.9, $3.0 and $(5.2)	25.4	7.7	(17.6)
Reclassification adjustments included in net earnings (loss), net of taxes of $(4.7), $1.4 and $0.4	(14.6)	3.7	3.1
Pension adjustments:
Net actuarial gain (loss) arising during the period, net of taxes of $6.3, $7.8 and $(8.0)	22.6	29.5	(30.0)
Amortization of prior actuarial losses, net of taxes of $2.4, $3.0 and $1.4	8.9	10.8	5.2
Other comprehensive income (loss)	(34.5)	31.7	(28.7)
Less: other comprehensive income (loss) attributable to noncontrolling interests	(0.5)	—	(0.2)
Other comprehensive income (loss) attributable to Wolverine World Wide, Inc.	(34.0)	31.7	(28.5)

Comprehensive income (loss)	(223.6)	98.7	(167.3)
Less: comprehensive loss attributable to noncontrolling interests	(1.3)	(1.6)	(1.9)
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	$(222.3)	$100.3	$(165.4)
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In millions, except share data)	December 31, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$131.5	$161.7
Accounts receivable, less allowances of $11.1 and $28.3	241.7	319.6
Finished products, net	743.2	354.1
Raw materials and work-in-process, net	2.0	11.4
Total inventories	745.2	365.5
Prepaid expenses and other current assets	79.0	56.9
Current assets held for sale	67.9	—
Total current assets	1,265.3	903.7
Property, plant and equipment, net of accumulated depreciation of $236.1 and $219.1	136.2	129.0
Lease right-of-use assets	174.7	138.2
Goodwill	485.0	556.6
Indefinite-lived intangibles	274.0	718.1
Amortizable intangibles, net	67.4	74.6
Deferred income taxes	24.5	1.8
Other assets	65.6	64.4
Total assets	$2,492.7	$2,586.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$272.2	$222.1
Accrued salaries and wages	32.3	41.7
Other accrued liabilities	322.9	222.5
Lease liabilities	39.1	38.3
Current maturities of long-term debt	10.0	10.0
Borrowings under revolving credit agreements	425.0	225.0
Current liabilities held for sale	8.8	—
Total current liabilities	1,110.3	759.6
Long-term debt, less current maturities	723.0	731.8
Accrued pension liabilities	72.9	107.4
Deferred income taxes	35.3	118.9
Lease liabilities, noncurrent	153.6	118.2
Other liabilities	58.6	106.1
Stockholders’ equity
Common stock – par value $1, authorized 320,000,000 shares; 112,202,078, and 111,632,094 shares issued	112.2	111.6
Additional paid-in capital	325.4	298.9
Retained earnings	907.2	1,128.2
Accumulated other comprehensive loss	(132.9)	(98.9)
Cost of shares in treasury; 33,413,204, and 29,604,013 shares	(891.3)	(810.2)
Total Wolverine World Wide, Inc. stockholders’ equity	320.6	629.6
Noncontrolling interest	18.4	14.8
Total stockholders’ equity	339.0	644.4
Total liabilities and stockholders’ equity	$2,492.7	$2,586.4
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Year
(In millions)	2022	2021	2020
OPERATING ACTIVITIES
Net earnings (loss)	$(189.1)	$67.0	$(138.6)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34.6	33.2	32.8
Deferred income taxes	(105.7)	(14.7)	(56.9)
Stock-based compensation expense	33.4	38.1	28.9
Pension and SERP expense	9.3	14.0	8.5
Debt extinguishment, interest rate swap termination, and other costs	—	5.8	5.5
Impairment of goodwill and intangible assets	428.7	—	222.2
Environmental and other related costs, net of cash payments and recoveries received	(23.0)	33.7	31.5
Gain on sale of trademarks	(90.0)	—	—
Other	(2.7)	(1.9)	(12.7)
Changes in operating assets and liabilities:
Accounts receivable	84.5	(49.2)	64.8
Inventories	(428.9)	(77.2)	107.2
Other operating assets	(21.1)	(2.3)	7.4
Accounts payable	62.6	23.0	(18.9)
Income taxes	2.4	1.6	(0.5)
Other operating liabilities	26.1	15.7	27.9
Net cash provided by (used in) operating activities	(178.9)	86.8	309.1
INVESTING ACTIVITIES
Business acquisition, net of cash acquired	—	(417.4)	(5.5)
Additions to property, plant and equipment	(36.5)	(17.6)	(10.3)
Investment in joint ventures	(2.8)	—	(3.5)
Proceeds from sale of trademarks	90.0	—	—
Proceeds from company-owned life insurance policies	—	—	26.8
Other	3.9	(2.3)	(1.4)
Net cash provided by (used in) investing activities	54.6	(437.3)	6.1
FINANCING ACTIVITIES
Payments under revolving credit agreements	(740.0)	(435.0)	(898.0)
Borrowings under revolving credit agreements	940.0	660.0	538.0
Proceeds from company-owned life insurance policies	30.5	—	—
Borrowings of long-term debt	—	750.0	471.0
Payments on long-term debt	(10.0)	(730.0)	(183.5)
Payments of debt issuance and debt extinguishment costs	—	(10.4)	(6.4)
Termination of interest rate swap	—	—	(7.3)
Cash dividends paid	(32.8)	(33.5)	(33.6)
Purchase of common stock for treasury	(81.3)	(39.6)	(21.0)
Employee taxes paid under stock-based compensation plans	(7.7)	(14.1)	(24.8)
Proceeds from the exercise of stock options	1.4	17.1	9.8
Contributions from noncontrolling interests	7.0	4.8	1.8
Net cash provided by (used in) financing activities	107.1	169.3	(154.0)
Effect of foreign exchange rate changes	(9.0)	(4.5)	5.6
Increase (decrease) in cash and cash equivalents	(26.2)	(185.7)	166.8
Cash and cash equivalents at beginning of the year	161.7	347.4	180.6
Cash and cash equivalents at end of the year	$135.5	$161.7	$347.4
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows – continued

	Fiscal Year
(In millions)	2022	2021	2020
OTHER CASH FLOW INFORMATION
Interest paid	$43.0	$34.6	$41.4
Net income taxes paid	44.3	27.8	8.6
NON-CASH INVESTING AND FINANCING ACTIVITY
Additions to property, plant and equipment not yet paid	3.3	3.2	0.9
See accompanying notes to consolidated financial statements.

Cash and cash equivalents at the end of the year in the Consolidated Statements of Cash Flows includes $4.0 million of Wolverine Leathers business related cash and cash equivalents that are classified as held for sale as of December 31, 2022 that are not included in cash and cash equivalents in the Consolidated Balance Sheets.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 28, 2019	$108.3	$233.4	$1,263.3	$(102.1)	$(736.2)	$11.7	$778.4
Net loss			(136.9)			(1.7)	(138.6)
Other comprehensive loss				(28.5)		(0.2)	(28.7)
Shares forfeited, net of shares issued under stock incentive plans (1,497,478 shares)	1.5	(19.0)					(17.5)
Shares issued for stock options exercised, net (600,041 shares)	0.6	9.3					9.9
Stock-based compensation expense		28.9					28.9
Cash dividends declared ($0.40 per share)			(33.1)				(33.1)
Issuance of treasury shares (5,479 shares)		—			0.2		0.2
Purchase of common stock for treasury (877,624 shares)					(21.0)		(21.0)
Purchases of shares under stock-based compensation plans (231,617 shares)					(7.3)		(7.3)
Capital contribution from noncontrolling interests						1.8	1.8
Balance at January 2, 2021	$110.4	$252.6	$1,093.3	$(130.6)	$(764.3)	$11.6	$573.0
Net earnings (loss)			68.6			(1.6)	67.0
Other comprehensive income				31.7		—	31.7
Shares issues, net of shares forfeited under stock incentive plans (431,180 shares)	0.4	(8.2)					(7.8)
Shares issued for stock options exercised, net (774,145 shares)	0.8	16.4					17.2
Stock-based compensation expense		38.1					38.1
Cash dividends declared ($0.40 per share)			(33.7)				(33.7)
Issuance of treasury shares (4,005 shares)		—			0.1		0.1
Purchase of common stock for treasury (1,150,721 shares)					(39.6)		(39.6)
Purchases of shares under stock-based compensation plans (172,023 shares)					(6.4)		(6.4)
Capital contribution from noncontrolling interests						4.8	4.8
Balance at January 1, 2022	$111.6	$298.9	$1,128.2	$(98.9)	$(810.2)	$14.8	$644.4
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity – continued

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at January 1, 2022	$111.6	$298.9	$1,128.2	$(98.9)	$(810.2)	$14.8	$644.4
Net loss			(188.3)			(0.8)	(189.1)
Other comprehensive loss				(34.0)		(0.5)	(34.5)
Shares issued, net of shares forfeited under stock incentive plans (495,502 shares)	0.5	(8.2)					(7.7)
Shares issued for stock options exercised, net (74,482 shares)	0.1	1.3					1.4
Stock-based compensation expense		33.4					33.4
Cash dividends declared ($0.40 per share)			(32.7)				(32.7)
Issuance of treasury shares (5,973 shares)		—			0.2		0.2
Purchase of common stock for treasury (3,815,164 shares)					(81.3)		(81.3)
Capital contribution from noncontrolling interests						7.0	7.0
Other						(2.1)	(2.1)
Balance at December 31, 2022	$112.2	$325.4	$907.2	$(132.9)	$(891.3)	$18.4	$339.0
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years 2022, 2021 and 2020
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
On June 30, 2022, the Company sold the Champion trademarks for footwear in the United States and Canada to HanesBrand Inc. for $90.0 million in cash. The Company recorded a gain of $90.0 million associated with the transaction.
On August 2, 2021, the Company completed the acquisition of Lady of Leisure InvestCo Limited (the “Acquired Company”) for $417.4 million, net of acquired cash of $7.4 million. The Acquired Company owns the Sweaty Betty® brand and activewear business, a premium women’s activewear brand. See Note 19 for further discussion.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its majority-owned subsidiaries (collectively, the “Company”) and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.
During the fourth quarter of 2022, the Company announced changes to its reportable segments as a result of changes in how its Chief Operating Decision Maker, the Company's Chief Executive Officer, allocates resources to and assess performance of the Company's operating segments. All prior period disclosures have been retrospectively adjusted to reflect the new reportable segments.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal years 2022 and 2021 each had 52 weeks, and fiscal year 2020 had 53 weeks.
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
Control of the Company's goods and services, and associated revenue, are transferred to customers at a point in time. The Company’s contract revenue consists of wholesale revenue and direct-to-consumer revenue. Wholesale revenue is recognized for products sourced by the Company when control transfers to the customer generally occurring upon the shipment or delivery of branded products to the customer. Direct-to-consumer includes eCommerce revenue that is recognized for products sourced by the Company when control transfers to the customer once the related goods have been shipped and retail store revenue is recognized at time of sale. The shipment of goods, or point of purchase for retail store sales, was evaluated to best represent when control transfers based on the Company’s right of payment for the goods, the customer’s legal title to the asset, the transfer of physical possession and the customer having the risks and rewards of the goods.

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
Payment terms for the Company's revenue vary by sales channel. Standard credit terms apply to the Company's wholesale receivables, while payment is rendered at the time of sale within the direct-to-consumer channel. The timing of revenue recognition, billings and cash collections results in billed accounts receivable (contract assets), and customer advances (contract liabilities) on the consolidated balance sheets. Generally, billing occurs commensurate to revenue recognition resulting in contract assets. See Note 6 for additional information.
Cost of Goods Sold
Cost of goods sold includes the actual product costs, including inbound freight charges and certain outbound freight charges, purchasing, sourcing, inspection and receiving costs. Warehousing costs are included in selling, general and administrative expenses.
Advertising Costs
Advertising costs are expensed as incurred, except for certain materials that are expensed the first time that the advertising takes place. Advertising expenses were $220.7 million, $195.4 million and $135.6 million for fiscal years 2022, 2021 and 2020, respectively. Prepaid advertising totaled $2.7 million and $3.6 million as of December 31, 2022 and January 1, 2022, respectively.
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
Inventories
The Company values its inventory at the lower of cost or net realizable value. Cost is determined by the LIFO method for certain domestic finished product inventories. Cost is determined using the FIFO method for all raw materials, work-in-process and finished product inventories in foreign countries and certain domestic finished product inventories. The average cost of inventory is used for finished product inventories of the Company’s direct-to-consumer business and Sweaty Betty® inventory. The Company has applied these inventory cost valuation methods consistently from year to year.
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
The Company recognizes a lease liability in current and noncurrent liabilities equal to the present value of the fixed future lease payments using an incremental borrowing rate as of the commencement date of each lease. The incremental borrowing rate is based on an interest rate that the Company would normally pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments. The Company also recognizes a right-of-use asset, which is equal to the lease liability as of December 31, 2022 adjusted for the remaining balance of accrued rent and unamortized lease incentives.
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
Equity Method Investments
Equity method investments where the Company owns a non-controlling interest, but exercises significant influence, are accounted for under the equity method of accounting. The Company's original cost of investment is adjusted for the Company's share of equity in the earnings of the equity investee.
Goodwill and Other Intangibles
Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Indefinite-lived intangibles include trademarks and trade names. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually. The Company reviews the carrying amounts of goodwill and indefinite-lived intangible assets by reporting unit at least annually, or when indicators of impairment are present, to determine if such assets may be impaired. The Company includes assumptions such as a discount rate and expected future operating performance, which includes forecasted revenue growth, earnings before interest, taxes, depreciation and amortization ("EBITDA") margin and cost of capital, which are derived from internal projections and operating plans, as part of a discounted cash flow analysis to estimate fair value. If the carrying value of these assets is not recoverable, based on the discounted cash flow analysis, management compares the fair value of the assets to the carrying value. Goodwill and indefinite-lived intangibles are considered impaired if the recorded value exceeds the fair value.
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
Income Taxes
The provision for income taxes is based on the geographic dispersion of the earnings reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently-enacted tax laws and rates to the cumulative temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines it is more likely than not that the deferred tax assets will not be realized in the future, the valuation allowance adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination. The Company includes Global Intangible Low Tax Income ("GILTI") as a current period tax expense when incurred.
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
Foreign Currency
For most of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for each period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the consolidated statements of operations and were not material for fiscal years 2022, 2021 and 2020.
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
ASU 2020-04, Reference Rate Reform (Topic 848); Facilitation of the Effects of Reference Rate Reform on Financial Reporting (as amended by ASU 2021-01 and ASU 2022-06)
Provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for the Company’s borrowing instruments under the amended senior credit facility, which use LIBOR as a reference rate, and is available for adoption effective immediately. but was previously only available through December 31, 2022. In December 2022, in ASU 2022-06, the FASB deferred the expiration date and extended the relief in Topic 848 beyond the cessation date of USD LIBOR. The new accounting rules must be adopted by December 31, 2024.
The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.
3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(In millions, except per share data)	2022	2021	2020
Numerator:
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$(188.3)	$68.6	$(136.9)
Less: net earnings attributed to participating share-based awards	(0.6)	(1.1)	(0.8)
Net earnings (loss) used to calculate earnings per share	$(188.9)	$67.5	$(137.7)
Denominator:
Weighted average shares outstanding	79.7	82.4	81.8
Adjustment for unvested restricted common stock	—	(0.1)	(0.8)
Shares used to calculate basic earnings per share	79.7	82.3	81.0
Effect of dilutive share-based awards	—	1.0	—
Shares used to calculate diluted earnings per share	79.7	83.3	81.0
Net earnings (loss) per share:
Basic	$(2.37)	$0.82	$(1.70)
Diluted	$(2.37)	$0.81	$(1.70)
For fiscal years 2022, 2021 and 2020, 1,434,081, 605,774 and 1,179,088 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
The Company has 2,000,000 authorized shares of $1 par value preferred stock, none of which was issued or outstanding as of December 31, 2022 or January 1, 2022. The Company has designated 150,000 shares of preferred stock as Series A junior participating preferred stock and 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance.
The Company repurchased $81.3 million, $39.6 million and $21.0 million of Company common stock in fiscal years 2022, 2021 and 2020, respectively, under stock repurchase plans. In addition to the stock repurchase program activity, the Company acquired $7.7 million, $14.1 million and $24.8 million of Company common stock in fiscal years 2022, 2021 and 2020, respectively, in connection with employee transactions related to stock incentive plans.

On February 11, 2019, the Company's Board of Directors approved a common stock repurchase program that authorizes the repurchase of an additional $400.0 million of common stock over a four year period incremental to amounts remaining under the previous repurchase program. The annual amount of stock repurchases is restricted under the terms of the Company's Credit Agreement.
4.GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are as follows:

	Fiscal Year
(In millions)	2022	2021
Goodwill balance at beginning of the year	$556.6	$442.4
Acquisition of a business (see Note 19)	—	118.9
Impairment	(48.4)	—
Foreign currency translation effects	(23.2)	(4.7)
Goodwill balance at end of the year	$485.0	$556.6
In the fourth quarter of fiscal 2022, after completion of its annual impairment testing, the Company recognized a $48.4 million goodwill impairment charge to the Sweaty Betty® reporting unit. The impairment was due to an increase in the discount rates used in the valuation. The Company did not recognize any goodwill impairment charges during fiscal years 2021 and 2020.
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $274.0 million and $718.1 million as of December 31, 2022 and January 1, 2022, respectively. In the fourth quarter of fiscal 2022, after the completion of the annual impairment testing, the Company recognized impairment charges of $191.0 million and $189.3 million to the Sperry® and Sweaty Betty® trade names, respectively. The impairment charge for the Sperry® trade name was due to reductions in future cash flow assumptions mainly due to decreases in anticipated future performance and an increase in the discount rate used in the valuation. The impairment charge for the Sweaty Betty® trade name resulted from reductions in future cash flow assumptions due to an increase in the discount rate used in the valuation. In the fourth quarter of fiscal 2020, after the completion of the annual impairment testing, the Company recognized a $222.2 million impairment charge for the Sperry® trade name.
The Sperry® and Sweaty Betty® trade names were valued using the income approach, specifically the multi-period excess earnings method. The Sweaty Betty® reporting unit fair value was estimated using both income-based and market-based valuation methods. The key assumptions used in the valuations were revenue growth, EBITDA margin, and the discount rate. Although the Company believes the estimates and assumptions used in the valuation were appropriate, it is possible assumptions could change in future periods. The risk of future impairment to the Sperry® and Sweaty Betty® trade names and Sweaty Betty® goodwill depend on key assumptions used in the determination of the trade name's and Sweaty Betty® reporting unit's fair value, such as revenue growth, EBITDA margin, discount rate, and assumed tax rate, or macroeconomic conditions that could adversely affect the value of the Company's Sperry® and Sweaty Betty® trade names and Sweaty Betty® reporting unit. A future impairment charge of the Sperry® trade name or Sweaty Betty® trade name and Sweaty Betty® reporting unit goodwill could have an adverse material effect on the Company's consolidated financial results. The carrying value of the Company’s Sperry® and Sweaty Betty® trade names indefinite-lived intangible assets was $105.3 million and $94.1 million, respectively, as of December 31, 2022.
Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives. The combined gross carrying values and accumulated amortization for these amortizable intangibles are as follows:

	December 31, 2022
(In millions)	Gross carrying value	Accumulated amortization	Net	Average remaining life (years)
Customer relationships	$118.4	$55.2	$63.2	10
Other	22.2	18.0	4.2	3
Total	$140.6	$73.2	$67.4

	January 1, 2022
(In millions)	Gross carrying value	Accumulated amortization	Net	Average remaining life (years)
Customer relationships	$119.9	$49.1	$70.8	11
Other	20.3	16.5	3.8	3
Total	$140.2	$65.6	$74.6
Amortization expense for these amortizable intangible assets was $7.9 million, $8.4 million and $7.1 million for fiscal years 2022, 2021 and 2020, respectively. Estimated aggregate amortization expense for such intangibles for the fiscal years subsequent to December 31, 2022 is as follows:

(In millions)	2023	2024	2025	2026	2027
Amortization expense	$7.6	$7.3	$7.0	$6.7	$6.4
5.ACCOUNTS RECEIVABLE
The Company and certain of its subsidiaries sell, on a continuous basis without recourse, their trade receivables to Rockford ARS, LLC (“Rockford ARS”), a wholly-owned bankruptcy-remote subsidiary of the Company. On December 7, 2022, Rockford ARS entered into a receivables purchase agreement (“RPA”) to sell up to $175.0 million of receivables to certain purchasers (the “Purchasers”) on a recurring basis in exchange for cash (referred to as “capital” in the RPA) equal to the gross receivables transferred. The parties intend that the transfers of receivables to the Purchasers constitute purchases and sales of receivables. Rockford ARS has guaranteed to each Purchaser the prompt payment of sold receivables, and has granted a security interest in its assets for the benefit of the Purchasers. Under the RPA, which matures on December 5, 2025 each Purchaser’s share of capital accrues yield at a floating rate plus an applicable margin. The Company is the master servicer under the RPA, and is responsible for administering and collecting receivables.

The proceeds of the RPA are classified as operating activities in the Company's Consolidated Statement of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $218.2 million and total cash collections under the RPA were $75.5 million in fiscal year 2022. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

As of the fiscal year ended December 31, 2022, the amount sold to the Purchasers was $142.7 million, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Rockford ARS maintains a certain level of unsold receivables, which was $70.0 million as of the fiscal year ended December 31, 2022.
6. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition and Performance Obligations
The Company provides disaggregated revenue for the wholesale and direct-to-consumer sales channels, which are reconciled to the Company’s reportable segments. The wholesale channel includes royalty revenues, which operates in a similar manner as other wholesale revenues due to similar oversight and management, customer base, the performance obligation (footwear and apparel goods) and point in time completion of the performance obligation.

	Fiscal Year
(in millions)	2022	2021	2020
Active Group:
Wholesale	$1,086.6	$930.7	$682.9
Direct-to-consumer	483.6	388.9	226.4
Total	1,570.2	1,319.6	909.3
Work Group:
Wholesale	532.0	487.3	372.0
Direct-to-consumer	58.5	61.5	53.4
Total	590.5	548.8	425.4
Lifestyle Group:
Wholesale	304.0	305.6	263.4
Direct-to-consumer	143.5	171.4	143.6
Total	447.5	477.0	407.0
Other:
Wholesale	70.4	63.6	45.3
Direct-to-consumer	6.2	5.9	4.1
Total	76.6	69.5	49.4
Total revenue	$2,684.8	$2,414.9	$1,791.1
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company is due $11.1 million of remaining fixed transaction price under its license agreements as of December 31, 2022, which it expects to recognize per the terms of its contracts over the course of time through December 2026. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
Reserves for Variable Consideration
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during fiscal years 2022 and 2021 related to the Company’s contract liabilities was nominal.
The Company’s contract balances are as follows:

(In millions)	December 31, 2022	January 1, 2022
Product returns reserve	$15.3	$16.6
Customer markdowns reserve	2.6	2.3
Other sales incentives reserve	3.3	3.4
Customer rebates liability	19.8	17.0
Customer advances liability	9.1	6.8
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
Product Returns
Consistent with industry practice, the Company offers limited product return rights for various return scenarios. The Company estimates the amount of product sales that may be returned by customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, and an offsetting increase to other accrued liabilities on the consolidated balance sheets. The Company believes there is sufficient current and historical information to record an estimate of the expected value of product returns although actual returns could differ from recorded amounts. The estimated cost of inventory for product returns is recorded in prepaid expenses and other current assets on the consolidated balance sheets. The estimated cost of inventory for product returns was $6.7 million and $6.1 million at December 31, 2022 and January 1, 2022, respectively.
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
Customer Advances
The Company recognizes a liability for amounts received from customers before revenue is recognized. Customer advances are recognized in other accrued liabilities on the consolidated balance sheets.
7.INVENTORIES
The Company used the LIFO method to value inventories of $109.8 million and $42.0 million at December 31, 2022 and January 1, 2022, respectively. During fiscal years 2022 and 2021, changes in the LIFO reserve increased cost of goods sold by $3.0 million and $0.5 million, respectively. If the FIFO method had been used, inventories would have been $11.0 million and $8.0 million higher than reported at December 31, 2022 and January 1, 2022, respectively.
8.DEBT
Total debt consists of the following obligations:

(In millions)	December 31, 2022	January 1, 2022
Term Facility, due October 21, 2026	$190.0	$200.0
Senior Notes, 4.000% interest, due August 15, 2029	550.0	550.0
Borrowings under revolving credit agreements	425.0	225.0
Unamortized deferred financing costs	(7.0)	(8.2)
Total debt	$1,158.0	$966.8
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
The Term Facility requires quarterly principal payments with a balloon payment due on October 21, 2026. The scheduled principal payments due under the Term Facility over the next 12 months total $10.0 million as of December 31, 2022 and are recorded as current maturities of long-term debt on the consolidated balance sheets.

The Revolving Facility allows the Company to borrow up to an aggregate amount of $1.0 billion. The Revolving Facility also includes a $100.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Facility of $5.7 million and $5.8 million as of December 31, 2022 and January 1, 2022, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Facility.
The interest rates applicable to amounts outstanding under Term Facility and to U.S. dollar denominated amounts outstanding under the Revolving Facility are, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Credit Agreement). At December 31, 2022, the Term Facility and the Revolving Facility had a weighted-average interest rate of 4.86%.

The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Senior Credit Facilities also contain certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Senior Credit Facilities require compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Senior Credit Facilities). As of December 31, 2022, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.

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

The Company has a foreign revolving credit facility with aggregate available borrowings of $2.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of December 31, 2022 and January 1, 2022.
The Company included in interest expense the amortization of deferred financing costs of $2.0 million, $2.3 million, and $2.7 million in fiscal years 2022, 2021 and 2020, respectively.
Annual maturities of debt for the fiscal years subsequent to December 31, 2022 are as follows:

(In millions)	2023	2024	2025	2026	2027	Thereafter
Annual maturities of debt	$435.0	$10.0	$10.0	$160.0	$—	$550.0

9.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

(In millions)	December 31, 2022	January 1, 2022
Land	$3.9	$3.9
Buildings and leasehold improvements	121.8	122.2
Furniture, fixtures and equipment	170.2	144.7
Software	76.4	77.3
Gross cost	372.3	348.1
Less: accumulated depreciation	236.1	219.1
Property, plant and equipment, net	$136.2	$129.0
Depreciation expense was $26.7 million, $24.8 million and $25.7 million for fiscal years 2022, 2021 and 2020, respectively.
10.LEASES
The following is a summary of the Company’s lease cost.

	Fiscal Year
(In millions)	2022	2021
Operating lease cost	$36.0	$34.5
Variable lease cost	14.5	12.3
Short-term lease cost	3.1	1.3
Sublease income	(8.3)	(6.5)
Total lease cost	$45.3	$41.6
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Fiscal Year
(In millions)	2022	2021
Cash paid for operating lease liabilities	$39.5	$38.5
Operating lease assets obtained in exchange for lease liabilities	72.5	14.6
The weighted-average discount rate for operating leases as of December 31, 2022 is 5.1%. The weighted-average remaining lease term for operating leases as of December 31, 2022 is 8.2 years. Future undiscounted cash flows for operating leases for the fiscal periods subsequent to December 31, 2022 are as follows:

(In millions)	Operating Leases
2023	$38.6
2024	33.1
2025	27.7
2026	24.8
2027	22.3
Thereafter	90.0
Total future payments	236.5
Less: imputed interest	43.8
Recognized lease liability	$192.7
The Company did not enter into any real estate leases with commencement dates subsequent to December 31, 2022.
11.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 524 days and 538 days as of December 31, 2022 and January 1, 2022, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity. During fiscal 2020, the Company reclassified $0.6 million to other income for foreign currency derivatives that were no longer deemed highly effective.

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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	December 31, 2022	January 1, 2022
Foreign exchange hedge contracts	$334.2	$296.7
Interest rate swap	176.2	311.3
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	December 31, 2022	January 1, 2022
Financial assets:
Foreign exchange hedge contracts	$7.5	$5.9
Interest rate swap	6.1	—
Financial liabilities:
Foreign exchange hedge contracts	$(1.3)	$(1.0)
Interest rate swap	—	(0.1)
Foreign exchange hedge contract financial assets are recorded to prepaid expenses and other current assets and financial liabilities are recorded to other accrued liabilities on the consolidated balance sheets. Interest rate swap financial assets are recorded to other assets and financial liabilities are recorded to other liabilities on the consolidated balance sheets.
12.STOCK-BASED COMPENSATION
The Company recognized stock-based compensation expense of $33.4 million, $38.1 million and $28.9 million and related income tax benefits of $6.5 million, $7.5 million and $5.6 million for grants under its stock-based compensation plans in the statements of operations for fiscal years 2022, 2021 and 2020, respectively.
As of December 31, 2022, the Company had 5,543,811 stock incentive units (stock options, stock appreciation rights, restricted stock, restricted stock units and common stock) available for issuance under the Stock Incentive Plan of 2016, as amended and restated ("Stock Plan"). Each stock option or stock appreciation right granted counts as 1.0 stock incentive unit. Stock options granted under the Stock Plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date and generally vest over three years. All other awards granted, including Restricted Awards and Performance Awards, count as 2.6 stock incentive units for each share, restricted share or restricted stock unit granted. Restricted Awards issued under the Stock Plan are subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment. These restrictions typically lapse over a three - to four- year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted awards provide for accelerated vesting under various scenarios, including retirement, death and disability, and upon a change in control of the Company. Awards issued to employees that meet the specified retirement age and service requirements are vested upon the employee's retirement in accordance with plan provisions and the applicable award agreements issued under the Stock Plan. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued shares or treasury shares.
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
Restricted Awards and Performance Awards
A summary of the unvested Restricted Awards and Performance Awards is as follows:

	Restricted Awards	Weighted- Average Grant Date Fair Value	Performance Awards	Weighted- Average Grant Date Fair Value
Unvested at December 28, 2019	1,618,916	$27.36	1,127,102	$31.94
Granted	1,416,117	22.59	455,207	34.00
Vested	(1,122,811)	22.07	(451,334)	23.51
Forfeited	(268,205)	29.67	(125,653)	35.91
Unvested at January 2, 2021	1,644,017	$26.39	1,005,322	$35.25
Granted	654,898	34.64	630,996	38.02
Vested	(981,681)	22.78	(181,657)	35.03
Forfeited	(109,234)	32.75	(690,246)	35.71
Unvested at January 1, 2022	1,208,000	$33.62	764,415	$35.69
Granted	980,456	25.86	437,253	27.40
Vested	(452,448)	33.37	(343,290)	37.06
Forfeited	(219,530)	30.05	(83,724)	27.31
Unvested at December 31, 2022	1,516,478	$28.95	774,654	$34.14
As of December 31, 2022, there was $19.4 million of unrecognized compensation expense related to unvested Restricted Awards, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Restricted Awards vested during the year ended December 31, 2022 was $10.9 million. As of January 1, 2022, there was $19.8 million of unrecognized compensation expense related to unvested Restricted Awards, which was expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Restricted Awards vested during the year ended January 1, 2022 was $34.8 million. As of January 2, 2021, there was $18.5 million of unrecognized compensation expense related to unvested Restricted Awards, which was expected to be recognized over a weighted-average period of 1.5 years. The total fair value of Restricted Awards vested during the year ended January 2, 2021 was $35.0 million.
As of December 31, 2022, there was $10.8 million of unrecognized compensation expense related to unvested Performance Awards, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Performance Awards vested during the year ended December 31, 2022 was $9.3 million. As of January 1, 2022, there was $16.1 million of unrecognized compensation expense related to unvested Performance Awards, which was expected to be recognized over a weighted-average period of 1.4 years. The total fair value of Performance Awards vested during the year ended January 1, 2022 was $6.2 million. As of January 2, 2021, there was $1.4 million of unrecognized compensation expense related to unvested Performance Awards, which was expected to be recognized over a weighted-average period of 1.4 years. The total fair value of Performance Awards vested during the year ended January 2, 2021 was $28.0 million.

Stock Options
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes-Merton formula. The estimated weighted-average fair value for each option granted was $8.46, $11.14 and $8.20 per share for fiscal years 2022, 2021 and 2020, respectively.

A summary of the stock option transactions is as follows:

	Shares Under Option	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 28, 2019	4,033,107	$21.41	4.4	$49.8
Granted	28,171	32.85
Exercised	(788,883)	18.39
Canceled	(12,990)	25.39
Outstanding at January 2, 2021	3,259,405	$22.22	3.9	$29.7
Granted	23,610	34.22
Exercised	(776,850)	22.11
Canceled	(17,353)	33.79
Outstanding at January 1, 2022	2,488,812	$22.29	3.2	$16.7
Granted	20,171	25.19
Exercised	(74,482)	18.26
Canceled	(101,091)	22.57
Outstanding at December 31, 2022	2,333,410	$22.43	2.4	$—
Unvested at December 31, 2022	(36,909)
Exercisable at December 31, 2022	2,296,501	$22.33	2.3	$—
The total pretax intrinsic value of stock options exercised during fiscal years 2022, 2021 and 2020 was $0.4 million, $11.4 million and $9.3 million, respectively. As of December 31, 2022, there was $0.1 million of unrecognized compensation expense related to stock option grants expected to be recognized over a weighted-average period of 0.9 years. As of January 1, 2022 and January 2, 2021, there was $0.2 million and $0.1 million, respectively, of unrecognized compensation expense related to stock option awards expected to be recognized over a weighted-average period of 1.3 years and 0.9 years, respectively.
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price as of each fiscal year end, which would have been received by the option holders had all option holders exercised options, where the market price of the Company's stock was above the strike price ("in-the-money"), as of that date. There were no in-the-money options exercisable as of December 31, 2022, based on the Company’s closing stock price of $10.93 per share. As of January 1, 2022, 2,247,575 outstanding options were exercisable and in-the-money, with a weighted-average exercise price of $21.70 per share.
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
The Company has a Supplemental Executive Retirement Plan (the “SERP”) for certain current and former employees that entitles a participating employee to receive payments from the Company following retirement based on the employee’s years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle those employees to receive payments from the Company following retirement, generally for the duration of their lives. The Company maintains life insurance policies with a cash surrender value of $46.6 million at December 31, 2022 and $45.6 million at January 1, 2022 recognized as other assets on the consolidated balance sheets that are intended to partially fund deferred compensation benefits under the SERP and deferred compensation agreements.
The Company has two defined contribution 401(k) plans covering substantially all domestic employees that provide for discretionary Company contributions based on the amount of participant deferrals. The Company recognized expense for its contributions to the defined contribution plans of $5.6 million, $5.2 million and $4.2 million in fiscal years 2022, 2021 and 2020, respectively.
The Company also has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $1.5 million, $1.4 million and $1.3 million in fiscal years 2022, 2021 and 2020, respectively. The Company also has a benefit plan at a foreign location that provides for retirement benefits based on years of service. The obligation recorded under this plan was $0.8 million at December 31, 2022 and $1.0 million at January 1, 2022 and was recognized as a deferred compensation liability on the consolidated balance sheets.
The following summarizes the status of and changes in the Company’s assets and related obligations for its pension plans (which include the Company’s defined benefit pension plans and the SERP) for the fiscal years 2022 and 2021:

	Fiscal Year
(In millions)	2022	2021
Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$434.3	$455.8
Service cost pertaining to benefits earned during the year	5.3	6.9
Interest cost on projected benefit obligations	13.2	12.8
Actuarial gains	(107.8)	(26.6)
Benefits paid to plan participants	(16.8)	(14.6)
Projected benefit obligations at end of the year	$328.2	$434.3
Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$323.0	$305.0
Actual return (loss) on plan assets	(58.7)	30.1
Company contributions - SERP	3.8	2.5
Benefits paid to plan participants	(16.7)	(14.6)
Fair value of pension assets at end of the year	$251.4	$323.0
Funded status	$(76.8)	$(111.3)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(3.9)	$(3.9)
Accrued pension liabilities	(72.9)	(107.4)
Net amount recognized	$(76.8)	$(111.3)
Funded status of pension plans and SERP (supplemental):
Funded status of qualified defined benefit plans and SERP	$(76.8)	$(111.3)
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation of unfunded SERP obligations	38.8	38.0
Net funded status of pension plans and SERP (supplemental)	$(38.0)	$(73.3)
Unrecognized net actuarial loss recognized in accumulated other comprehensive income was $1.8 million and $41.8 million, and amounts net of tax were $1.7 million and $33.2 million, as of December 31, 2022 and January 1, 2022, respectively. The accumulated benefit obligations for all defined benefit pension plans and the SERP were $315.9 million at December 31, 2022 and $416.1 million at January 1, 2022. The decrease in benefit obligation for fiscal 2022 was the result of actuarial gains caused by changes to the discount rate. The actuarial gain included in accumulated other comprehensive loss and expected to be recognized in net periodic pension income during fiscal 2023 is $0.7 million.

The following is a summary of net pension and SERP expense recognized by the Company:

	Fiscal Year
(In millions)	2022	2021	2020
Service cost pertaining to benefits earned during the year	$5.3	$6.9	$6.4
Interest cost on projected benefit obligations	13.2	12.8	14.2
Expected return on pension assets	(20.5)	(19.5)	(18.7)
Net amortization loss	11.3	13.8	6.6
Net pension expense	$9.3	$14.0	$8.5
Less: SERP expense	3.8	5.7	5.2
Qualified defined benefit pension plans expense	$5.5	$8.3	$3.3
The non-service cost components of net pension expense is recorded in the Other expense (income), net line item on the consolidated statements of operations and comprehensive income.
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company’s pension and post-retirement plans are as follows:

	Fiscal Year
	2022	2021
Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	5.56%	3.09%
Rate of compensation increase - pension	4.13%	4.18%
Rate of compensation increase - SERP	7.00%	7.00%
Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	3.09%	2.85%
Expected long-term rate of return on plan assets	6.87%	6.75%
Rate of compensation increase - pension	4.18%	4.18%
Rate of compensation increase - SERP	7.00%	7.00%
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
The long-term rate of return is based on overall market expectations for a balanced portfolio with an asset mix similar to the Company’s, utilizing historic returns for broad market and fixed income indices. The Company’s investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. The target investment allocations as of December 31, 2022 were 43% in equity securities and 57% in fixed income securities. Within the equity and fixed income classifications, the investments are diversified. The Company’s asset allocations by asset category and fair value measurement are as follows:

	December 31, 2022			January 1, 2022
(In millions)	Total		% of Total	Total		% of Total
Equity securities	$112.2	[1]	44.7%	$181.3	[1]	56.1%
Fixed income securities	90.0	[1]	35.8%	118.9	[1]	36.8%
Real Estate	—	[1]	—%	19.9	[1]	6.2%
Cash	46.6		18.5%	—		—%
Other	2.6	[2]	1.0%	2.9	[2]	0.9%
Fair value of plan assets	$251.4		100.0%	$323.0		100.0%
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
The Company does not expect to make any contributions to its qualified defined benefit pension plans in fiscal 2023 and expects to make $3.9 million in contributions to the SERP in fiscal 2023.
Expected benefit payments for the fiscal years subsequent to December 31, 2022 are as follows:

(In millions)	2023	2024	2025	2026	2027	2028-2032
Expected benefit payments	$18.3	$19.0	$19.6	$20.3	$20.9	$112.2
14.INCOME TAXES
The geographic components of earnings (loss) before income taxes are as follows:

	Fiscal Year
(In millions)	2022	2021	2020
United States	$(94.6)	$22.7	$(218.6)
Foreign	(158.3)	57.6	34.5
Earnings (loss) before income taxes	$(252.9)	$80.3	$(184.1)
The provisions for income tax expense (benefit) consist of the following:

	Fiscal Year
(In millions)	2022	2021	2020
Current expense:
Federal	$22.7	$14.6	$0.7
State	4.0	2.5	0.6
Foreign	28.2	15.0	8.3
Deferred expense (benefit):
Federal	(52.9)	(17.1)	(51.6)
State	(4.9)	(1.8)	(4.4)
Foreign	(60.9)	0.1	0.9
Income tax expense (benefit)	$(63.8)	$13.3	$(45.5)

A reconciliation of the Company’s total income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

	Fiscal Year
(In millions)	2022	2021	2020
Income taxes at U.S. statutory rate of 21%	$(53.1)	$16.9	$(38.7)
State income taxes, net of federal income tax	(2.3)	(1.1)	(8.1)
Foreign earnings taxed at rates different from the U.S. statutory rate:
Hong Kong	(14.2)	(7.2)	(3.3)
Other	2.1	3.1	1.2
Adjustments for uncertain tax positions	(0.9)	(1.3)	(1.4)
Change in valuation allowance	2.1	2.2	4.7
Tax impact of impairment in foreign jurisdiction	3.0	—	—
Global Intangible Low Tax Income tax	3.8	3.2	2.5
Foreign Derived Intangible Income tax benefit	(8.2)	(3.7)	(1.6)
Non-deductible executive compensation	3.3	5.2	1.6
Permanent adjustments related to employee share based compensation	1.6	(3.7)	(4.6)
Deferred tax on future cash dividends	(0.2)	(0.9)	1.0
Income tax audit adjustments	—	2.5	—
Deferred adjustment for income tax audit	—	(1.2)	—
Other Permanent adjustments and non-deductible expenses	(1.4)	(0.3)	1.0
Other	0.6	(0.4)	0.2
Income tax expense (benefit)	$(63.8)	$13.3	$(45.5)
Significant components of the Company’s deferred income tax assets and liabilities are as follows:

(In millions)	December 31, 2022	January 1, 2022
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$18.1	$5.2
Deferred compensation accruals	4.3	7.2
Accrued pension expense	18.7	25.7
Stock-based compensation	9.1	8.2
Net operating loss and foreign tax credit carryforwards	19.9	18.5
Book over tax depreciation and amortization	0.5	0.4
Tenant lease expenses	4.3	4.0
Environmental reserve	28.3	33.7
Other	6.5	9.5
Total gross deferred income tax assets	109.7	112.4
Less valuation allowance	(26.7)	(24.6)
Net deferred income tax assets	83.0	87.8
Deferred income tax liabilities:
Intangible assets	(76.2)	(190.6)
Tax over book depreciation and amortization	(9.4)	(9.3)
Other	(8.2)	(5.0)
Total deferred income tax liabilities	(93.8)	(204.9)
Net deferred income tax liabilities	$(10.8)	$(117.1)

The valuation allowance for deferred income tax assets as of December 31, 2022 and January 1, 2022 was $26.7 million and $24.6 million, respectively. The net increase in the total valuation allowance during fiscal 2022 was $2.1 million. The valuation allowance for both years is primarily related to U.S. state and local net operating loss carryforwards as well as a valuation allowance against state deferred tax assets for certain U.S. legal entities, foreign net operating loss carryforwards and tax credit carryforwards in foreign jurisdictions. The ultimate realization of the deferred tax assets depends on the generation of future taxable income in foreign jurisdictions as well as state and local tax jurisdictions. The current year change in the valuation allowance results in a decrease against the state deferred tax assets of $0.3 million, an increase related to state net operating loss carryforward of $0.3 million, and a net increase relating to the foreign net operating losses and foreign tax credits and other deferred tax assets of $2.1 million.
At December 31, 2022, the Company had foreign net operating loss carryforwards of $33.7 million, which have expirations ranging from 2023 to an unlimited term during which they are available to offset future foreign taxable income. The Company had U.S. federal net operating loss carryforwards, state net operating loss carryforwards and Internal Revenue Code section 163(j) interest expense carryforwards of $15.7 million, $224.7 million and $43.6 million respectively, which have expirations ranging from 2023 to an unlimited term during which they are available to offset future state taxable income. The Company also had tax credit carryforwards in foreign jurisdictions of $2.7 million, which are available for an unlimited carryforward period to offset future foreign taxes.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year
(In millions)	2022	2021
Unrecognized tax benefits at beginning of the year	$10.9	$5.5
Increases related to current year tax positions	0.2	7.8
Decreases related to prior year positions	(1.1)	(0.9)
Decreases relating to settlements with taxing authorities	(0.5)	(1.4)
Decrease due to lapse of statute	(0.5)	(0.1)
Unrecognized tax benefits at end of the year	$9.0	$10.9
The portion of the unrecognized tax benefits that, if recognized currently, would reduce the annual effective tax rate was $9.0 million and $10.1 million as of December 31, 2022 and January 1, 2022, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. Interest accrued related to unrecognized tax benefits was $0.5 million and $0.6 million as of December 31, 2022 and January 1, 2022, respectively.
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
The Company intends to repatriate cash held in foreign jurisdictions and as such has recorded a deferred tax liability related to additional state taxes and foreign withholding taxes on the future dividends received in the U.S. from the foreign subsidiaries of $1.1 million and $1.4 million for fiscal years 2022 and 2021, respectively. The Company intends to permanently reinvest all non-cash undistributed earnings outside of the U.S. and has, therefore, not established a deferred tax liability on the amount of non-cash foreign undistributed earnings of $176.0 million at December 31, 2022. However, if these non-cash undistributed earnings were repatriated, the Company would be required to accrue and pay applicable U.S. taxes and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these non-cash unremitted earnings due to the complexity of the hypothetical calculation.

15.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during fiscal years 2022 and 2021 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at Balance at January 2, 2021	$(36.8)	$(20.3)		$(73.5)		$(130.6)
Other comprehensive income (loss) before reclassifications (1)	(20.0)	7.7		29.5		17.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	5.1	(2)	13.8	(3)	18.9
Income tax (expense) benefit	—	(1.4)		(3.0)		(4.4)
Net reclassifications	—	3.7		10.8		14.5
Net current-period other comprehensive income (loss) (1)	(20.0)	11.4		40.3		31.7
Balance at January 1, 2022	$(56.8)	$(8.9)		$(33.2)		$(98.9)
Other comprehensive income (loss) before reclassifications (1)	(76.3)	25.4		22.6		(28.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(19.3)	(2)	11.3	(3)	(8.0)
Income tax (expense) benefit	—	4.7		(2.4)		2.3
Net reclassifications	—	(14.6)		8.9		(5.7)
Net current-period other comprehensive income (loss) (1)	(76.3)	10.8		31.5		(34.0)
Balance at December 31, 2022	$(133.1)	$1.9		$(1.7)		$(132.9)
(1)Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.
(2)Amounts related to foreign currency derivatives used to manage the volatility associated with inventory purchases in various currencies and deemed to be highly effective are included in cost of goods sold. Amounts related to foreign currency derivatives that are no longer deemed to be highly effective are included in other income. Amounts related to interest rate swaps and the cross currency swap are included in interest expense.
(3)Amounts reclassified are included in the computation of net pension expense.
16.FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	December 31, 2022	January 1, 2022
Financial assets:
Derivatives	$13.6	$5.9
Financial liabilities:
Derivatives	$(1.3)	$(1.1)
The fair value of foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. The fair value of the cross-currency swap is determined using the current forward rates and changes in the spot rate.
Nonrecurring Fair Value Measurements
Indefinite-lived intangible assets and goodwill are tested annually, or if a triggering event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). In the fourth quarter of fiscal 2022, after completion of its annual impairment testing, the Company recognized a $48.4 million goodwill impairment charge to the Sweaty Betty® reporting unit. The Company also recorded impairment charges of $189.3 million and $191.0 million to the Sweaty Betty® and Sperry® indefinite-lived trade names, respectively, in fiscal 2022. Refer to Note 4, “Goodwill and Other Intangibles” for additional discussion on the Sweaty Betty® goodwill impairment and the Sperry® and Sweaty Betty® trade name impairments.
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

(In millions)	December 31, 2022	January 1, 2022
Carrying value	$1,158.0	$966.8
Fair value	1,042.9	960.6
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
On January 11, 2022, the Company and 3M Company entered into a master settlement agreement with the law firm representing certain of the plaintiffs in the individual lawsuits included in the Litigation Matters, and each of these plaintiffs subsequently agreed to participate in the settlement. These plaintiffs’ lawsuits were dismissed with prejudice on or around April 25, 2022.

On December 9, 2021, the Company and 3M Company reached a settlement in principle to resolve certain of the remaining individual lawsuits included in the Litigation Matters, and the parties entered into definitive settlement agreements in March 2022. These plaintiffs’ lawsuits were dismissed with prejudice on June 14, 2022. The last remaining individual action included in the Litigation Matters was dismissed without prejudice on June 24, 2022.

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

For certain of the Litigation Matters described above and as a result of developments during 2022, the Company has increased its accrual by $40.5 million since January 1, 2022 and made related payments of $50.1 million. As of December 31, 2022, the Company had recorded liabilities of $40.5 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities in the consolidated balance sheets.

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
Other Litigation
The Company is also involved in litigation incidental to its business and is a party to legal actions and claims, including, but not limited to, those related to employment, intellectual property, and consumer related matters. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available to the Company and reserves for liabilities that the Company has recorded, along with applicable insurance, it is management’s opinion that the outcome of these items are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Fiscal Year
(In millions)	2022	2021
Remediation liability at beginning of the year	$85.7	$101.8
Changes in estimate	6.8	—
Amounts paid	(18.4)	(16.1)
Remediation liability at the end of the year	$74.1	$85.7
The reserve balance as of December 31, 2022 includes $49.8 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $24.3 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
The Company's remediation activity at the Tannery property, House Street site and other relevant operations or disposal sites is ongoing. Although the Consent Decree has made near-term costs more clear, it is difficult to estimate the long-term cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Future developments may occur that could materially change the Company’s current cost estimates, including, but not limited to: (i) changes in the information available regarding the environmental impact of the Company’s operations and products; (ii) changes in environmental regulations, changes in permissible levels of specific compounds in drinking water sources, or changes in enforcement theories and policies, including efforts to recover natural resource damages; (iii) new and evolving analytical and remediation techniques; (iv) changes to the form of remediation; (v) success in allocating liability to other potentially responsible parties; and (vi) the financial viability of other potentially responsible parties and third-party indemnitors. For locations at which remediation activity is largely ongoing, the Company cannot estimate a possible loss or range of loss in excess of the associated established reserves for the reasons described above. The Company adjusts recorded liabilities as further information develops or circumstances change.
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal years subsequent to December 31, 2022 are as follows:

(In millions)	2023	2024	2025	2026	2027	Thereafter
Minimum royalties	$1.0	$—	$—	$—	$—	$—
Minimum advertising	3.9	3.9	4.2	4.3	4.4	4.6
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $2.3 million, $2.3 million and $1.9 million for fiscal years 2022, 2021 and 2020, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $6.5 million, $6.5 million and $2.5 million for fiscal years 2022, 2021 and 2020, respectively.
18.BUSINESS SEGMENTS
The Company’s portfolio of brands are organized into the following three reportable segments. During the fourth quarter of 2022, the Company announced changes to its reportable segments as a result of changes in how its Chief Operating Decision Maker, the Company's Chief Executive Officer, allocates resources to and assess performance of the Company's operating segments. All prior period disclosures have been retrospectively adjusted to reflect the new reportable segments.
•Active Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Sweaty Betty® activewear, and Chaco® footwear;
•Work Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Harley-Davidson® footwear and HYTEST® safety footwear; and

• Lifestyle Group, consisting of Sperry® footwear, Keds® footwear, and Hush Puppies® footwear and apparel.
The Company's operating segments are the Work Group, Lifestyle Group, Active Group, and Sweaty Betty®. Sweaty Betty® and the Active Group were evaluated and combined into one reportable segment because they meet the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance
Kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell®, Hush Puppies® and Cat® are included with the applicable brand.
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail stores and the Stride Rite® licensed business. The Corporate category consists of the gain on the sale of the Champion trademarks in fiscal 2022 and unallocated corporate expenses, such as corporate employee costs, costs related to the COVID-19 pandemic, impairment of intangible assets and goodwill, reorganization activities, and environmental and other related costs.
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

	Fiscal Year
(In millions)	2022	2021	2020
Revenue:
Active Group	$1,570.2	$1,319.6	$909.3
Work Group	590.5	548.8	425.4
Lifestyle Group	447.5	477.0	407.0
Other	76.6	69.5	49.4
Total	$2,684.8	$2,414.9	$1,791.1
Operating profit (loss):
Active Group	$198.4	$229.5	$164.1
Work Group	102.5	103.8	65.2
Lifestyle Group	48.1	67.5	34.2
Other	11.8	8.1	6.1
Corporate	(569.2)	(253.2)	(406.7)
Total	$(208.4)	$155.7	$(137.1)
Interest expense, net	47.3	37.4	43.6
Debt extinguishment and other costs	—	34.3	5.5
Other expense (income), net	(2.8)	3.7	(2.1)
Earnings (loss) before income taxes	$(252.9)	$80.3	$(184.1)

	Fiscal Year
(In millions)	2022	2021	2020
Depreciation and amortization expense:
Active Group	$8.1	$5.4	$2.7
Work Group	0.3	0.3	0.4
Lifestyle Group	2.0	2.3	3.0
Other	1.4	1.6	2.0
Corporate	22.8	23.6	24.7
Total	$34.6	$33.2	$32.8
Capital expenditures:
Active Group	$18.9	$5.0	$1.4
Work Group	0.4	0.4	—
Lifestyle Group	2.0	0.1	1.7
Other	3.2	1.7	0.9
Corporate	12.0	10.4	6.3
Total	$36.5	$17.6	$10.3

(In millions)	December 31, 2022	January 1, 2022
Total assets:
Active Group	$1,331.5	$1,377.3
Work Group	375.7	284.2
Lifestyle Group	514.8	663.4
Other	58.6	57.8
Corporate	212.1	203.7
Total	$2,492.7	$2,586.4
Goodwill:
Active Group	$314.4	$380.3
Work Group	59.6	61.3
Lifestyle Group	97.4	101.3
Other	13.6	13.7
Total	$485.0	$556.6
Geographic dispersion of revenue from external customers, based on shipping destination is as follows:

	Fiscal Year
(In millions)	2022	2021	2020
United States	$1,563.1	$1,573.9	$1,234.2
Foreign:
Europe, Middle East and Africa	602.5	460.3	279.8
Asia Pacific	245.7	161.6	120.3
Canada	126.8	116.9	88.9
Latin America	146.7	102.2	67.9
Total from foreign territories	1,121.7	841.0	556.9
Total revenue	$2,684.8	$2,414.9	$1,791.1

The location of the Company’s tangible long-lived assets, which comprises property, plant and equipment and lease right-of-use assets, is as follows:

(In millions)	December 31, 2022	January 1, 2022	January 2, 2021
United States	$222.3	$205.8	$222.2
Foreign countries	88.6	61.4	44.9
Total	$310.9	$267.2	$267.1
The Company does not believe that it is dependent upon any single customer because no customer accounts for more than 10% of consolidated revenue in any year.
During fiscal 2022, the Company sourced 100% of its footwear products and apparel and accessories from third-party suppliers, located primarily in the Asia Pacific region. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.
19.BUSINESS ACQUISITIONS
Sweaty Betty®
On July 31, 2021, the Company entered into a definitive agreement to acquire 100% of the outstanding shares of Lady of Leisure InvestCo Limited. The acquisition was completed on August 2, 2021 for $417.4 million, net of acquired cash of $7.4 million. The Acquired Company owns the Sweaty Betty® brand and activewear business. The acquisition was funded with cash on hand and borrowings under the Company’s Revolving Facility.
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
Sweaty Betty® contributed net revenue of $211.5 million and net loss of $5.5 million to the Company for the year ended December 31, 2022. The Sweaty Betty® operating results are included in the Active category for segment reporting purposes.
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
Goodwill is the result of expected synergies and the Company’s ability to grow the Sweaty Betty® brand, as well as the acquired assembled workforce. All of the goodwill is presented within the Active Group for segment reporting purposes and within the Sweaty Betty® reporting unit and will not be deductible for income tax purposes.
Intangible assets acquired in the acquisition were valued on the acquisition date as follows:

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
20.VARIABLE INTEREST ENTITIES AND RELATED PARTY TRANSACTIONS

Assets and Liabilities of Consolidated VIEs
The Company has joint ventures that source and market the Company’s footwear and apparel products in China. Based upon the criteria set forth in FASB ASC 810, Consolidation, the Company has determined two of the consolidated joint ventures are variable interest entities (VIEs) and the Company is the primary beneficiary. The primary beneficiary determination is based on the relationship between the Company and the VIE, including contractual agreements between the Company and the VIE.

Specifically, the Company has the power to direct the activities that are considered most significant to the entities’ performance and the Company has the obligation to absorb losses and the right to receive benefits that are significant to the entities. The other equity holder’s interests are reflected in “net earnings (loss) attributable to noncontrolling interests” in the Consolidated Statement of Operations and “Noncontrolling interest” in the Consolidated Balance Sheets. Assets held by the VIEs are only available to settle obligations of the respective entities. Holders of liabilities of the VIEs do not have recourse to the Company.
The following is a summary of the entities’ assets and liabilities included in the Company’s consolidated balance sheets.

	Fiscal Year
(In millions)	2022	2021
Cash	$5.8	$3.7
Accounts receivable	19.7	8.0
Inventory	16.0	9.7
Other current assets	2.4	0.1
Noncurrent assets	0.8	0.7
Total assets	44.7	22.2

Current liabilities	9.6	4.0
Noncurrent liabilities	1.6	2.4
Total liabilities	$11.2	$6.4

Nonconsolidated VIEs
The Company also has two joint ventures that are VIEs and are not consolidated as the Company does not have the power to direct the most significant activities that impact the VIEs' economic performance. The two VIEs distribute footwear and apparel products in the Asia Pacific region. The following is a summary of carrying amounts of assets included in the Company’s consolidated balance sheets for fiscal years 2022 and 2021 related to VIEs for which the Company is not the primary beneficiary. The Company’s maximum exposure to loss is the same as the carrying amounts.
The following is a summary of the carrying amounts of assets included in the Company’s consolidated balance sheets.

	Fiscal Year
(In millions)	2022	2021
Equity method investments (1)	$8.1	$7.1

(1) Equity method investments are included in “Other Assets” on the Consolidated Balance Sheets.

Related Party Transactions
In the normal course of business, the Company enters into transactions with related party equity affiliates. Related party transactions consist of the sale of goods, made at arm’s length, and other arrangements. For the fiscal years ended December 31, 2022 and January 1, 2022 the Company recognized net sales to equity affiliates totaling $35.5 million and $19.5 million, respectively.
The following table summarizes related party transactions included in the consolidated balance sheets.

	Fiscal Year
(In millions)	2022	2021
Accounts receivable due from related parties	$18.1	$10.3
Long term liabilities due to related parties	—	2.4
Long term assets due from related parties	1.6	—
21.ASSETS AND LIABILITIES HELD FOR SALE
During the fourth quarter of 2022, the Company announced that it had initiated a formal process to divest the Keds® business and Wolverine Leathers business, both of which are low-profit contributors. The Company has determined that both the Keds®

business and the Wolverine Leathers business meet the criteria to be classified as held for sale, and therefore have reclassified the related assets and liabilities as held for sale on the Consolidated Balance Sheets.
The following is a summary of the major categories of assets and liabilities that have been classified as held for sale on the Consolidated Balance Sheets at December 31, 2022:

(In millions)	2022
Cash and cash equivalents	$4.0
Accounts receivables, net	3.5
Inventories	43.1
Indefinite-lived intangibles	11.4
Other assets	5.9
Total assets held for sale	67.9

Accounts payable	8.1
Accrued liabilities	0.7
Total liabilities held for sale	8.8
The Company determined that the divestiture of the Keds® business and Wolverine Leathers business do not represent a strategic shift that had or will have a major effect on the Consolidated Results of Operations, and therefore results were not classified as discontinued operations.
22.SUBSEQUENT EVENT
On February 7, 2023 the Company entered into an Asset Purchase Agreement with Designer Brands, Inc. (the "Buyer") pursuant to which the Buyer agreed to purchase the global Keds® business, other than the Excluded Assets (as defined in the Asset Purchase Agreement), and to assume certain liabilities. The purchase price was approximately $83.6 million and the sale was effective February 4, 2023, in accordance with the terms and conditions of the Asset Purchase Agreement.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Wolverine World Wide, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries (the Company) as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of goodwill and indefinite-lived intangibles
Description of the Matter
At December 31, 2022, the Company’s goodwill and indefinite-lived intangible assets were $485.0 million and $274.0 million, respectively. During 2022, the Company recognized a goodwill impairment charge of $48.4 million associated with its Sweaty Betty reporting unit and impairment charges of $191.0 million and $189.3 million, associated with its Sperry and Sweaty Betty indefinite-lived intangible assets, respectively. As discussed in Notes 1 and 4 of the consolidated financial statements, goodwill and indefinite-lived intangibles are tested for impairment at least annually. The impairment test for goodwill consists of measuring the fair value of the reporting unit and comparing it to the reporting unit’s carrying amount. The impairment test for indefinite-lived intangible assets consists of measuring the fair value of the asset and comparing it to the asset’s carrying amount.
Auditing management’s annual impairment tests for goodwill and indefinite-lived intangible assets was complex due to the significant estimation uncertainty required in determining the fair values of certain reporting units and the Sperry and Sweaty Betty trade names. The significant assumptions used to estimate the fair values of certain reporting units and the Sperry and Sweaty Betty trade names included the forecasted revenue growth, EBITDA margin, and discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions. Changes in these assumptions could have a significant impact on the fair values of certain reporting units and the Sperry and Sweaty Betty trade names, the amount of any impairment charge, or both.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the impairment review process. For example, we tested controls that address the risk of material misstatement relating to the valuation of certain reporting units and the Sperry and Sweaty Betty trade names, including management’s review of the significant assumptions described above and the completeness and accuracy of the data used to develop such estimates.

To test the estimated fair values of certain reporting units and the Sperry and Sweaty Betty trade names, our audit procedures included, among others, assessing the appropriateness of the valuation model used, evaluating the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared the financial projections to current industry and economic trends and the historical accuracy of management’s estimates. We involved our valuation specialists to assist in our evaluation of the Company's model, valuation methodology and the discount rate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since at least 1933, but we are unable to determine the specific year.
Grand Rapids, Michigan
February 23, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Wolverine World Wide, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Wolverine World Wide, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wolverine World Wide, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, and the related notes and financial statement schedule and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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
February 23, 2023

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the Definitive Proxy Statement of the Company relating to the Annual Meeting of Stockholders of Wolverine World Wide, Inc. expected to be held on May 3, 2023 in sections "Election of Directors" and "Corporate Governance". The Company intends to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10 in section "Securities Ownership in Officers and Directors and Certain Beneficial Owners".
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2022:

Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,333,410	(2), (3)	$22.43	5,648,310	(4)
Equity compensation plans not approved by security holders	—		—	—
Total	2,333,410		$22.43	5,648,310
(1)Each plan for which aggregated information is provided contains customary anti-dilution provisions that are applicable in the event of a stock split, stock dividend or certain other changes in the Company’s capitalization.
(2)Includes: (i) 2,086,864 stock options awarded to employees under the Amended and Restated Stock Incentive Plan of 1999, the Amended and Restated Stock Incentive Plan of 2001, the Amended and Restated Stock Incentive Plan of 2003, the Amended and Restated Stock Incentive Plan of 2005, the Stock Incentive Plan of 2010, the Stock Incentive Plan of 2013 and the Stock Incentive Plan of 2016, as amended and restated; and (ii) and 246,546 stock options awarded to non-employee directors under the Amended and Restated Stock Incentive Plan of 2005, the Stock Incentive Plan of 2010, the Stock Incentive Plan of 2013 and the Stock Incentive Plan of 2016, as amended and rested. Column (a) does not include stock units credited to outside directors’ fee accounts or retirement accounts under the Outside Directors’ Deferred Compensation Plan. Stock units do not have an exercise price. Each stock unit credited to a director’s fee account and retirement account under the Outside Directors’ Deferred Compensation Plan will be converted into one share of common stock upon distribution. Column (a) also does not include shares of restricted or unrestricted common stock previously issued under the Company’s equity compensation plans.
(3)Of this amount, 36,909 options were not exercisable as of December 31, 2022 due to vesting restrictions.
(4)Comprised of: (i) 104,499 shares available for issuance under the Outside Directors’ Deferred Compensation Plan upon the retirement of the current directors or upon a change in control; and (ii) 5,543,811 shares issuable under the Stock Incentive Plan of 2016, as amended and restated.
The Outside Directors’ Deferred Compensation Plan is a supplemental, unfunded, nonqualified deferred compensation plan for non-employee directors. Beginning in 2006, the Company began paying an annual equity retainer to non-management directors in the form of a contribution under the Outside Directors’ Deferred Compensation Plan. Non-management directors may also voluntarily elect to receive, in lieu of some or all directors’ fees, a number of stock units equal to the amount of the deferred directors’ fees divided by the fair market value of the Company’s common stock on the date of payment. These stock units are increased by a dividend equivalent based on dividends paid by the Company and the amount of stock units credited to the participating director’s fee account and retirement account. Upon distribution, the participating directors receive a number of shares of the Company’s common stock equal to the number of stock units to be distributed at that time. Distribution is triggered by termination of service as a director or by a change in control of the Company and can occur in a lump sum, in installments or on another deferred basis. A total of 309,164 shares have been issued to a trust to satisfy the Company’s obligations when distribution is triggered and are included in shares the Company reports as issued and outstanding.
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
Of the total number of shares available under column (c), the number of shares with respect to the following plans may be issued other than upon the exercise of an option, warrant or right outstanding as of December 31, 2022:
•Outside Directors’ Deferred Compensation Plan: 104,499
•Stock Incentive Plan of 2016, as amended and restated: 2,132,235
Item 13.    Certain Relationships and Related Transactions, and Director Independence
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
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:
(1)Financial Statements Included in Item 8
The following consolidated financial statements of Wolverine World Wide, Inc. and its subsidiaries are filed as a part of this report:
•Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021.
•Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021.
•Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022.
•Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021.
•Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021.
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

Exhibit Number	Document

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

10.14	Employment Agreement between Isabel Soriano and the Company.* Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2022.
10.15	Amended and Restated Benefit Trust Agreement dated April 25, 2007.* Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2007.

Exhibit Number	Document

10.16
Form of 409A Supplemental Retirement Plan Participation Agreement with Blake W. Krueger.* Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.17
409A Supplemental Executive Retirement Plan (2008 Restatement through First Amendment).* Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2017. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.17.

10.18
Employees’ Pension Plan (Restated as amended through December 29, 2017).* Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

10.19	Sixth Amendment to the Wolverine Employees' Pension Plan.* Incorporated by reference to Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended December 29, 2018.
10.20
First Amendment to the Wolverine Employees' Pension Plan, dated as of December 2, 2020.* Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

10.21
Second Amendment to the Wolverine Employees' Pension Plan, dated as of December 9, 2021.* Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

10.22	Stock Incentive Plan of 2010.* Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 4, 2010.
10.23	Amended and Restated Stock Incentive Plan of 2013.* Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended December 28, 2013.
10.24	2016 Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
10.25	Wolverine World Wide, Inc. Stock Incentive Plan of 2016, as amended and restated.* Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 26, 2021.
10.26	2018 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018.
10.27	2019 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2019.
10.28	2020 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 2020.
10.29	2020 Form of Restricted Stock Agreement.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2020.
10.30	2021 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 2021.
10.31	2022 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2022.
10.32	Form of Performance Stock Unit Agreement (2021 performance period).* Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 2021.
10.33	Form of Performance Stock Unit Agreement (2021 - 2022 performance period).* Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 2021.
10.34	Form of Performance Stock Unit Agreement (2021 - 2023 performance period).* Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 2021.
10.35	Form of Performance Stock Unit Agreement (2022 - 2024 performance period).* Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2022.
10.36
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

Exhibit Number	Document

10.37
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

10.38
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

10.39
Replacement Facility Amendment, dated as of October 10, 2013, to the Amended and Restated Credit Agreement among Wolverine World Wide, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 11, 2013.

10.40
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

10.41
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

10.42
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

10.43
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

10.44
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

10.45
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

10.46	Receivables Purchase Agreement dated as of December 7, 2022, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Wells Fargo Bank, N.A. as purchaser.
10.47	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 28, 2017.
10.48
Wolverine World Wide, Inc. Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2019.

10.49
Consent Decree by and among Wolverine World Wide, Inc., the State of Michigan, Plainfield Charter Township, and Algoma Township. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 7, 2020.

Exhibit Number	Document

10.50	Employment Agreement between Brendan Hoffman and the Company.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 2020.
10.51	Amended Employment Agreement between Brendan Hoffman and the Company.* Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2021.
10.52
Trademark Acquisition Agreement by and among SR Holdings, LLC, Keds, LLC, Hanesbrands, Inc. and HBI Branded Apparel Enterprises, LLC dated June 30, 2022. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on June 30, 2022.

10.53	Asset Purchase Agreement dated as of February 7, 2023, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Vincent Camuto LLC and DBI Brands Management LLC, as purchaser.
21	Subsidiaries of Registrant
23	Consent of Ernst & Young LLP.
31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. § 1350.
101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

104	The cover page of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

*    Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

Date:	February 23, 2023	By:	/s/ Brendan L. Hoffman
Brendan L. Hoffman President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brendan L. Hoffman	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2023
Brendan L. Hoffman

/s/ Michael D. Stornant	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 23, 2023
Michael D. Stornant

/s/ Blake W. Krueger	Chairman of the Board	February 23, 2023
Blake W. Krueger

/s/ Jeffrey M. Boromisa	Director	February 23, 2023
Jeffrey M. Boromisa

/s/ William K. Gerber	Director	February 23, 2023
William K. Gerber

/s/ David T. Kollat	Director	February 23, 2023
David T. Kollat

/s/ Brenda J. Lauderback	Director	February 23, 2023
Brenda J. Lauderback

/s/ Nicholas T. Long	Director	February 23, 2023
Nicholas T. Long

/s/ David W. McCreight	Director	February 23, 2023
David W. McCreight

/s/ Kathleen Wilson-Thompson	Director	February 23, 2023
Kathleen Wilson-Thompson

APPENDIX A
Schedule II - Valuation and Qualifying Accounts
Wolverine World Wide, Inc. and Subsidiaries

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Describe)		Balance at End of Period
Fiscal Year Ended December 31, 2022
Allowance for credit losses	$4.0	$1.8	$2.5	(A)	$3.3
Product returns reserve	16.6	106.0	107.3	(B)	15.3
Allowance for cash discounts and customer markdowns	7.7	10.9	10.8	(C)	7.8
Inventory valuation allowances	10.7	30.0	7.7	(D)	33.0
Total	$39.0	$148.7	$128.3		$59.4
Fiscal Year Ended January 1, 2022
Allowance for credit losses	$6.7	$(2.4)	$0.3	(A)	$4.0
Product returns reserve	15.6	52.5	51.5	(B)	16.6
Allowance for cash discounts and customer markdowns	11.2	9.4	12.9	(C)	7.7
Inventory valuation allowances	9.1	5.6	4.0	(D)	10.7
Total	$42.6	$65.1	$68.7		$39.0
Fiscal Year Ended January 2, 2021
Allowance for credit losses	$6.0	$9.7	$9.0	(A)	$6.7
Product returns reserve	11.4	41.5	37.3	(B)	15.6
Allowance for cash discounts and customer markdowns	9.3	19.8	17.9	(C)	11.2
Inventory valuation allowances	7.3	9.3	7.5	(D)	9.1
Total	$34.0	$80.3	$71.7		$42.6
(A)Accounts charged off, net of recoveries.
(B)Actual customer returns.
(C)Discounts given to customers.
(D)Adjustment upon disposal of related inventories.
A-1