Form 10-Q
period 2023-04-01
WOLVERINE WORLD WIDE INC /DE/
filed 2023-05-11
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 79,432,708 shares of common stock, $1 par value, outstanding as of April 24, 2023.

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
These or other uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended
(In millions, except per share data)	April 1, 2023	April 2, 2022
Revenue	$599.4	$614.8
Cost of goods sold	363.1	353.5
Gross profit	236.3	261.3
Selling, general and administrative expenses	212.0	211.3
Gain on sale of business	(20.1)	—
Environmental and other related costs, net of recoveries	(0.9)	30.4
Operating profit	45.3	19.6
Other expenses:
Interest expense, net	15.8	8.7
Other expense (income), net	1.2	(1.1)
Total other expense, net	17.0	7.6
Earnings before income taxes	28.3	12.0
Income tax expense	10.3	3.6
Net earnings	$18.0	$8.4
Less: net loss attributable to noncontrolling interests	(1.0)	(1.3)
Net earnings attributable to Wolverine World Wide, Inc.	$19.0	$9.7

Net earnings per share (see Note 3):
Basic	$0.23	$0.12
Diluted	$0.23	$0.12

Comprehensive income	$14.8	$5.3
Less: comprehensive loss attributable to noncontrolling interests	(0.5)	(1.1)
Comprehensive income attributable to Wolverine World Wide, Inc.	$15.3	$6.4

Cash dividends declared per share	$0.10	$0.10
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	April 1, 2023	December 31, 2022	April 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$116.2	$131.5	$149.6
Accounts receivable, less allowances of $13.3, $11.1 and $25.4	251.2	241.7	370.6
Finished products, net	723.7	743.2	470.6
Raw materials and work-in-process, net	2.2	2.0	12.7
Total inventories	725.9	745.2	483.3
Prepaid expenses and other current assets	87.2	79.0	74.4
Current assets held for sale	22.1	67.9	—
Total current assets	1,202.6	1,265.3	1,077.9
Property, plant and equipment, net of accumulated depreciation of $242.7, $236.1 and $222.0	140.5	136.2	128.4
Lease right-of-use assets, net	172.2	174.7	137.7
Goodwill	466.7	485.0	552.4
Indefinite-lived intangibles	276.6	274.0	707.4
Amortizable intangibles, net	60.1	67.4	72.6
Deferred income taxes	28.5	24.5	1.6
Other assets	69.5	65.6	68.0
Total assets	$2,416.7	$2,492.7	$2,746.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$226.9	$272.2	$293.8
Accrued salaries and wages	23.9	32.3	18.9
Other accrued liabilities	280.2	322.9	254.5
Lease liabilities	39.3	39.1	35.2
Current maturities of long-term debt	10.0	10.0	10.0
Borrowings under revolving credit agreements	450.0	425.0	355.0
Current liabilities held for sale	5.6	8.8	—
Total current liabilities	1,035.9	1,110.3	967.4
Long-term debt, less current maturities	720.8	723.0	729.6
Accrued pension liabilities	72.6	72.9	106.2
Deferred income taxes	34.2	35.3	110.8
Lease liabilities, noncurrent	150.9	153.6	119.3
Other liabilities	57.8	58.6	97.4
Stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 112,838,495, 112,202,078, and 112,092,848 shares issued	112.8	112.2	112.1
Additional paid-in capital	323.8	325.4	302.3
Retained earnings	917.9	907.2	1,129.6
Accumulated other comprehensive loss	(136.6)	(132.9)	(102.2)
Cost of shares in treasury; 33,411,379, 33,413,204, and 31,035,541 shares	(891.3)	(891.3)	(845.1)
Total Wolverine World Wide, Inc. stockholders’ equity	326.6	320.6	596.7
Noncontrolling interest	17.9	18.4	18.6
Total stockholders’ equity	344.5	339.0	615.3
Total liabilities and stockholders’ equity	$2,416.7	$2,492.7	$2,746.0
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Quarter Ended
(In millions)	April 1, 2023	April 2, 2022
OPERATING ACTIVITIES
Net earnings	$18.0	$8.4
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	8.5	8.5
Deferred income taxes	(3.8)	(6.8)
Stock-based compensation expense	4.5	10.3
Pension and SERP expense	0.4	2.3
Environmental and other related costs, net of cash payments and recoveries received	(1.3)	14.1
Gain on sale of business	(20.1)	—
Other	(1.4)	2.2
Changes in operating assets and liabilities:
Accounts receivable	(10.9)	(52.2)
Inventories	20.1	(122.8)
Other operating assets	(10.1)	(8.1)
Accounts payable	(49.4)	74.4
Income taxes payable	13.0	8.2
Other operating liabilities	(65.3)	(31.0)
Net cash used in operating activities	(97.8)	(92.5)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(7.3)	(7.5)
Proceeds from sale of business	81.9	—
Other	(0.1)	3.7
Net cash provided by (used in) investing activities	74.5	(3.8)
FINANCING ACTIVITIES
Payments under revolving credit agreements	(225.0)	(37.0)
Borrowings under revolving credit agreements	250.0	167.0
Payments on long-term debt	(2.5)	(2.5)
Cash dividends paid	(8.4)	(8.4)
Purchases of common stock for treasury	—	(33.8)
Employee taxes paid under stock-based compensation plans	(5.5)	(7.1)
Proceeds from the exercise of stock options	0.1	0.8
Contributions from noncontrolling interests	—	7.0
Net cash provided by financing activities	8.7	86.0
Effect of foreign exchange rate changes	(0.3)	(1.8)
Decrease in cash and cash equivalents	(14.9)	(12.1)
Cash and cash equivalents at beginning of the year	135.5	161.7
Cash and cash equivalents at end of the quarter	$120.6	$149.6
Cash and cash equivalents at the end of the first quarter of 2023 in the consolidated condensed statements of cash flows includes $4.4 million of Wolverine Leathers business related cash and cash equivalents that are classified as held for sale as of April 1, 2023 that are not included in cash and cash equivalents in the consolidated condensed balance sheets. The cash and cash equivalents at beginning of the year balance includes $4.0 million of Wolverine Leathers business related cash and cash equivalents that were classified as held for sale as of December 31, 2022.
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at January 1, 2022	$111.6	$298.9	$1,128.2	$(98.9)	$(810.2)	$14.8	$644.4
Net earnings (loss)			9.7			(1.3)	8.4
Other comprehensive income (loss)				(3.3)		0.2	(3.1)
Shares issued, net of shares forfeited under stock incentive plans (420,226 shares)	0.4	(7.6)					(7.2)
Shares issued for stock options exercised, net (40,528 shares)	0.1	0.7					0.8
Stock-based compensation expense		10.3					10.3
Cash dividends declared ($0.10 per share)			(8.3)				(8.3)
Purchase of common stock for treasury (1,432,813 shares)					(34.9)		(34.9)
Capital contribution from noncontrolling interest						7.0	7.0
Other						(2.1)	(2.1)
Balance at April 2, 2022	$112.1	$302.3	$1,129.6	$(102.2)	$(845.1)	$18.6	$615.3

Balance at December 31, 2022	$112.2	$325.4	$907.2	$(132.9)	$(891.3)	$18.4	$339.0
Net earnings (loss)			19.0			(1.0)	18.0
Other comprehensive income (loss)				(3.7)		0.5	(3.2)
Shares issued, net of shares forfeited under stock incentive plans (633,012 shares)	0.6	(6.2)					(5.6)
Shares issued for stock options exercised, net (3,405 shares)	—	0.1					0.1
Stock-based compensation expense		4.5					4.5
Cash dividends declared ($0.10 per share)			(8.3)				(8.3)
Balance at April 1, 2023	$112.8	$323.8	$917.9	$(136.6)	$(891.3)	$17.9	$344.5
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION
Nature of Operations
Wolverine World Wide, Inc. (the “Company”) is a leading designer, marketer and licensor of a broad range of quality casual footwear and apparel; performance outdoor and athletic footwear and apparel; kids’ footwear; industrial work shoes, boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, HYTEST®, Merrell®, Saucony®, Sperry®, Stride Rite®, Sweaty Betty® and Wolverine®. The Company’s products are marketed worldwide through owned operations, through licensing and distribution arrangements with third parties, and joint ventures. The Company also operates retail stores and eCommerce sites to market both its own brands and branded footwear and apparel from other manufacturers, as well as a leathers division that markets Wolverine Performance Leathers™.
Effective February 4, 2023, the Company completed the sale of the Keds® business. See Note 18 for further discussion.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and notes included in the Company’s 2022 Form 10-K.
Fiscal Year
The Company’s fiscal year is the 52 or 53-week period that ends on the Saturday nearest to December 31. Fiscal years 2023 and 2022 each have 52 weeks. The Company reports its quarterly results of operations on the basis of 13-week quarters for each of the first three fiscal quarters and a 13 or 14-week period for the fiscal fourth quarter. References to particular years or quarters refer to the Company’s fiscal years ended on the Saturday nearest to December 31 or the fiscal quarters within those years.
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
ASU 2020-04, Reference Rate Reform (Topic 848); Facilitation of the Effects of Reference Rate Reform on Financial Reporting (as amended by ASU 2021-01 and ASU 2022-06).
Provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for the Company’s borrowing instruments under the amended senior credit facility, which use LIBOR as a reference rate, and is available for adoption effective immediately. In December 2022, in ASU 2022-06, the FASB deferred the expiration date and extended the relief in Topic 848 beyond the cessation date of LIBOR. The new accounting rules must be adopted by December 31, 2024.
The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.

3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended
(In millions, except per share data)	April 1, 2023	April 2, 2022
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$19.0	$9.7
Adjustment for earnings allocated to non-vested restricted common stock	(0.4)	(0.2)
Net earnings used in calculating basic and diluted earnings per share	$18.6	$9.5
Denominator:
Weighted average shares outstanding	79.2	81.5
Effect of dilutive stock options	—	0.4
Shares used in calculating diluted earnings per share	79.2	81.9
Net earnings per share:
Basic	$0.23	$0.12
Diluted	$0.23	$0.12
For the quarters ended April 1, 2023 and April 2, 2022, 2,170,599 and 984,771 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Quarter Ended
(In millions)	April 1, 2023	April 2, 2022
Goodwill balance at beginning of the year	$485.0	$556.6
Sale of business (see Note 18)	(20.4)	—
Foreign currency translation effects	2.1	(4.2)
Goodwill balance at end of the quarter	$466.7	$552.4
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $276.6 million, $274.0 million, and $707.4 million as of April 1, 2023, December 31, 2022, and April 2, 2022, respectively. In the fourth quarter of 2022, the Company recognized impairment charges of $191.0 million and $189.3 million to the Sperry® and Sweaty Betty® trade names, respectively, and recognized a $48.4 million goodwill impairment charge to the Sweaty Betty® reporting unit. The Company conducted an interim impairment assessment as of April 1, 2023 and determined that there were no triggering events indicating impairment of the Company’s goodwill and indefinite-lived intangible assets.
The risk of future non-cash impairment for the Sperry® and Sweaty Betty® trade names and Sweaty Betty® goodwill is dependent on whether actual results differ from the key assumptions used in the determination of each trade name's fair value and the Sweaty Betty® reporting unit’s fair value, such as revenue growth, earnings before interest, taxes depreciation and amortization margin, discount rate, and assumed tax rate, or if macroeconomic conditions deteriorate and adversely affect the values of the Company's Sperry® and Sweaty Betty® trade names and Sweaty Betty® reporting unit. A future impairment charge of the Sperry® trade name or Sweaty Betty® trade name and Sweaty Betty® reporting unit goodwill could have an adverse material effect on the Company's consolidated financial results. The carrying values of the Company’s Sperry® and Sweaty Betty® trade names indefinite-lived assets were $105.3 million and $96.6 million, respectively, as of April 1, 2023.
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
The proceeds of the RPA are classified as operating activities in the Company's consolidated condensed statements of cash flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections of the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $183.2 million and total cash collections under the RPA were $176.0 million in the quarter ended April 1, 2023. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
As of the fiscal quarter ended April 1, 2023, the amount sold to the Purchasers under the RPA was $149.9 million, which was derecognized from the consolidated condensed balance sheets. As collateral against sold receivables, Rockford ARS maintains a certain level of unsold receivables, which was $76.6 million as of the fiscal quarter ended April 1, 2023.
6.REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition and Performance Obligations
The Company reports disaggregated revenue by sales channel, including the wholesale and direct-to-consumer sales channels, reconciled to the Company’s reportable segments. The wholesale channel includes royalty revenues due to the similarity in the Company’s oversight and management, customer base, the performance obligation (footwear and apparel goods) and point in time completion of the performance obligation. The direct-to-consumer sales channel includes sales from the Company’s owned retail stores and from the Company’s owned eCommerce sites.

	Quarter Ended April 1, 2023			Quarter Ended April 2, 2022
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$291.0	$94.9	$385.9	$249.0	$97.1	$346.1
Work Group	103.3	11.2	114.5	125.3	13.2	138.5
Lifestyle Group	66.1	19.2	85.3	78.1	30.0	108.1
Other	12.5	1.2	13.7	21.0	1.1	22.1
Total Revenue	$472.9	$126.5	$599.4	$473.4	$141.4	$614.8
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company was due $7.7 million of remaining fixed transaction price under its license agreements as of April 1, 2023, which it expects to recognize per the terms of its contracts over the course of time through December 2026. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
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

The Company’s contract balances are as follows:

(In millions)	April 1, 2023	December 31, 2022	April 2, 2022
Product returns reserve	$11.7	$15.3	$13.2
Customer markdowns reserve	5.0	2.6	2.9
Other sales incentives reserve	3.0	3.3	3.4
Customer rebates liability	14.3	19.8	16.7
Customer advances liability	13.2	9.1	7.9
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
7.DEBT
Total debt consists of the following obligations:

(In millions)	April 1, 2023	December 31, 2022	April 2, 2022
Term Facility, due October 21, 2026	$187.5	$190.0	$197.5
Senior Notes, 4.000% interest, due August 15, 2029	550.0	550.0	550.0
Borrowings under revolving credit agreements	450.0	425.0	355.0
Unamortized deferred financing costs	(6.7)	(7.0)	(7.9)
Total debt	$1,180.8	$1,158.0	$1,094.6
The Company’s credit agreement provides for a term loan A facility (the “Term Facility”) and for a revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facilities”). The maturity date of the loans under the Senior Credit Facilities is October 21, 2026. The credit agreement provides for a debt capacity of up to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $2.0 billion unless certain specified conditions set forth in the Credit Agreement are met.
The Term Facility requires quarterly principal payments with a balloon payment due on October 21, 2026. The scheduled principal payments due under the Term Facility over the next 12 months total $10.0 million as of April 1, 2023 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets.
The Revolving Facility allows the Company to borrow up to an aggregate amount of $1.0 billion. The Revolving Facility also includes a $100.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Facility of $6.5 million, $5.7 million and $6.0 million as of April 1, 2023, December 31, 2022 and April 2, 2022, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Facility.
The interest rates applicable to amounts outstanding under Term Facility and to U.S. dollar denominated amounts outstanding under the Revolving Facility are, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Credit Agreement). At April 1, 2023, the Term Facility and the Revolving Facility had a weighted-average interest rate of 5.28%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Senior Credit Facilities also contain certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Senior Credit Facilities require compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Senior Credit Facilities). As of April 1, 2023, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.
The Company’s $550.0 million 4.000% senior notes issued on August 26, 2021 are due on August 15, 2029. Related interest payments are due semi-annually. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has a foreign revolving credit facility with aggregate available borrowings of $2.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of April 1, 2023, December 31, 2022 and April 2, 2022.
The Company included in interest expense the amortization of deferred financing costs of $0.5 million for the quarters ended April 1, 2023 and April 2, 2022.
8.LEASES
The following is a summary of the Company’s lease cost.

	Quarter Ended
(In millions)	April 1, 2023	April 2, 2022
Operating lease cost	$10.5	$9.0
Variable lease cost	3.3	3.6
Short-term lease cost	0.7	1.0
Sublease income	(1.5)	(2.1)
Total lease cost	$13.0	$11.5
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Quarter Ended
(In millions)	April 1, 2023	April 2, 2022
Cash paid for operating lease liabilities	$11.4	$11.2
Operating lease assets obtained in exchange for lease liabilities	4.0	8.4
The Company entered into real estate leases which will commence subsequent to April 1, 2023 with future undiscounted rental payments of $0.8 million.
9.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 524 days, 524 days, and 538 days as of April 1, 2023, December 31, 2022 and April 2, 2022, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity.
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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	April 1, 2023	December 31, 2022	April 2, 2022
Foreign exchange hedge contracts	$285.2	$334.2	$331.7
Interest rate swap	162.9	176.2	311.3
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	April 1, 2023	December 31, 2022	April 2, 2022
Financial assets:
Foreign exchange hedge contracts	$4.4	$7.5	$9.1
Interest rate swap	4.5	6.1	5.0
Financial liabilities:
Foreign exchange hedge contracts	$(2.5)	$(1.3)	$(1.0)
Foreign exchange hedge contract financial assets are recorded to prepaid expenses and other current assets and financial liabilities are recorded to other accrued liabilities on the consolidated balance sheets. Interest rate swap financial assets are recorded to other assets and financial liabilities are recorded to other liabilities on the consolidated condensed balance sheets.
10.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $4.5 million and $10.3 million, and related income tax benefits of $0.8 million and $2.0 million, for grants under its stock-based compensation plans for the quarters ended April 1, 2023 and April 2, 2022, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
The Company granted restricted awards and performance awards as follows:

	Quarter Ended April 1, 2023		Quarter Ended April 2, 2022
(In millions)	Company Shares Issued	Weighted-Average Grant Date Fair Value	Company Shares Issued	Weighted-Average Grant Date Fair Value
Restricted Awards	1,102,621	$15.08	811,712	$27.02
Performance Awards	650,723	$15.07	382,291	$30.06
11.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended
(In millions)	April 1, 2023	April 2, 2022
Service cost pertaining to benefits earned during the period	$0.8	$1.3
Interest cost on projected benefit obligations	4.4	3.3
Expected return on pension assets	(4.6)	(5.1)
Net amortization loss	(0.2)	2.8
Net pension expense	$0.4	$2.3
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
The Company’s effective tax rates for the quarters ended April 1, 2023 and April 2, 2022 were 36.3% and 30.4%, respectively. In the current year, the Company recognized larger discrete tax expenses, which increased the effective tax rate. The increase in the effective tax rate was partially offset by an increase in pretax income, which reduced the impact of the discrete adjustments.
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
The change in accumulated other comprehensive income (loss) during the quarters ended April 1, 2023 and April 2, 2022 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at January 1, 2022	$(56.8)	$(8.9)		$(33.2)		$(98.9)
Other comprehensive income (loss) before reclassifications (1)	(13.7)	8.5		—		(5.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.4)	(2)	2.8	(3)	2.4
Income tax expense (benefit)	—	0.1		(0.6)		(0.5)
Net reclassifications	—	(0.3)		2.2		1.9
Net current-period other comprehensive income (loss) (1)	(13.7)	8.2		2.2		(3.3)
Balance at April 2, 2022	$(70.5)	$(0.7)		$(31.0)		$(102.2)

Balance at December 31, 2022	$(133.1)	$1.9		$(1.7)		$(132.9)
Other comprehensive income (loss) before reclassifications (1)	(1.4)	(0.9)		—		(2.3)
Amounts reclassified from accumulated other comprehensive income (loss)	4.2	(7.3)	(2)	(0.2)	(3)	(3.3)
Income tax expense (benefit)	—	1.8		0.1		1.9
Net reclassifications	4.2	(5.5)		(0.1)		(1.4)
Net current-period other comprehensive income (loss) (1)	2.8	(6.4)		(0.1)		(3.7)
Balance at April 1, 2023	$(130.3)	$(4.5)		$(1.8)		$(136.6)
(1)Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.
(2)Amounts related to foreign currency derivatives deemed to be highly effective are included in cost of goods sold. Amounts related to foreign currency derivatives that are no longer deemed to be highly effective are included in other income. Amounts related to the interest rate swap are included in interest expense.
(3)Amounts reclassified are included in the computation of net pension expense.

14. FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis. For additional information regarding the Company’s fair value policies, refer to Note 1 in the Company’s 2022 Form 10-K.
Recurring Fair Value Measurements
The following table sets forth financial assets and liabilities measured at fair value in the consolidated condensed balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	April 1, 2023	December 31, 2022	April 2, 2022
Financial assets:
Derivatives	$8.9	$13.6	$14.1
Financial liabilities:
Derivatives	$(2.5)	$(1.3)	$(1.0)
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

(In millions)	April 1, 2023	December 31, 2022	April 2, 2022
Carrying value	$1,180.8	$1,158.0	$1,094.6
Fair value	1,099.4	1,042.9	1,033.0
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
In addition, in September 2022, the parties to the putative class action filed a motion for preliminary approval of a proposed class action settlement seeking to resolve the putative class action plaintiffs’ claims. On March 29, 2023, the court presiding over the putative class action granted final approval of the proposed settlement and dismissed the lawsuit with prejudice.
The last remaining Litigation Matter, the lawsuit filed by the current owner of a former landfill and gravel mining operations, is currently pending in Michigan state court.

There were no developments during the first quarter of 2023 that required the Company to change the amount accrued for certain of the Litigation Matters described above and the Company did not make any payments in connection with the Litigation Matters described above during the first quarter of 2023. As of April 1, 2023, the Company had recorded liabilities of $40.5 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities in the consolidated condensed balance sheets.
In December 2018, the Company filed a lawsuit against certain of its historic liability insurers, seeking to compel them to provide a defense against the Litigation Matters on the Company's behalf and coverage for remediation efforts undertaken by, and indemnity provided by, the Company. The Company recognized certain recoveries from legacy insurance policies in 2023 and 2022 and continues pursuing additional recoveries through the lawsuit.
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
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Quarter Ended
(In millions)	April 1, 2023	April 2, 2022
Remediation liability at beginning of the year	$74.1	$85.7
Amounts paid	(0.8)	(10.5)
Remediation liability at the end of the quarter	$73.3	$75.2
The reserve balance as of April 1, 2023 includes $49.7 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $23.6 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to April 1, 2023 are as follows:

(In millions)	2023	2024	2025	2026	2027	Thereafter
Minimum royalties	$0.6	$—	$—	$—	$—	$—
Minimum advertising	1.7	3.9	4.1	4.2	4.3	4.5
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the

Company incurred royalty expense of $0.3 million and $0.5 million for the quarters ended April 1, 2023 and April 2, 2022, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.3 million for the quarters ended April 1, 2023 and April 2, 2022.
16. BUSINESS SEGMENTS
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
•Work Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Harley-Davidson® footwear and HYTEST® safety footwear; and
•Lifestyle Group, consisting of Sperry® footwear and Hush Puppies® footwear and apparel as well as Keds® footwear prior to the divestiture of the brand, effective February 4, 2023.
The Company's operating segments are the Work Group, Lifestyle Group, Active Group, and Sweaty Betty®. Sweaty Betty® and the Active Group were evaluated and combined into one reportable segment because they meet the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance.
Kids' footwear offerings from Saucony®, Sperry®, Merrell®, Hush Puppies® and Cat® as well as Keds® prior to divestiture of the brand effective February 4, 2023 are included with the applicable brand.
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail stores and the Stride Rite® licensed business. The Corporate category consists of unallocated corporate expenses, such as corporate employee costs, reorganization activities, and environmental and other related costs.
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

	Quarter Ended
(In millions)	April 1, 2023	April 2, 2022
Revenue:
Active Group	$385.9	$346.1
Work Group	114.5	138.5
Lifestyle Group	85.3	108.1
Other	13.7	22.1
Total	$599.4	$614.8
Segment operating profit (loss):
Active Group	$52.1	$53.2
Work Group	15.5	25.5
Lifestyle Group	2.8	13.1
Other	3.4	2.5
Corporate	(28.5)	(74.7)
Operating profit	45.3	19.6
Interest expense, net	15.8	8.7
Other expense (income), net	1.2	(1.1)
Earnings before income taxes	$28.3	$12.0

(In millions)	April 1, 2023	December 31, 2022	April 2, 2022
Total assets:
Active Group	$1,345.2	$1,331.5	$1,465.4
Work Group	363.5	375.7	324.8
Lifestyle Group	441.9	514.8	681.5
Other	63.8	58.6	68.3
Corporate	202.3	212.1	206.0
Total	$2,416.7	$2,492.7	$2,746.0
Goodwill:
Active Group	$316.0	$314.4	$376.2
Work Group	60.0	59.6	60.9
Lifestyle Group	77.2	97.4	101.6
Other	13.5	13.6	13.7
Total	$466.7	$485.0	$552.4
17. VARIABLE INTEREST ENTITIES AND RELATED PARTY TRANSACTIONS
Assets and Liabilities of Consolidated VIEs
The Company has joint ventures that source and market the Company’s footwear and apparel products in China. Based upon the criteria set forth in FASB ASC 810, Consolidation, the Company has determined two of the joint ventures are variable interest entities (VIEs) of which the Company is the primary beneficiary and, as a result, the Company consolidates these VIEs. The primary beneficiary determination is based on the relationship between the Company and the VIE, including contractual agreements between the Company and the VIE.
Specifically, the Company has the power to direct the activities that are considered most significant to the entities’ performance and the Company has the obligation to absorb losses and the right to receive benefits that are significant to the entities. The other equity holder’s interests are reflected in “net loss attributable to noncontrolling interests” in the consolidated condensed statement of operations and “Noncontrolling interest” in the consolidated condensed balance sheets. Assets held by these VIEs are only available to settle obligations of the respective entities. Holders of liabilities of these VIEs do not have recourse to the Company.

The following is a summary of these VIE’s assets and liabilities included in the Company’s consolidated condensed balance sheets.

(In millions)	April 1, 2023	December 31, 2022	April 2, 2022
Cash	$11.6	$5.8	$19.5
Accounts receivable	15.5	19.7	6.9
Inventory	26.0	16.0	12.6
Other current assets	2.0	2.4	—
Noncurrent assets	1.1	0.8	0.7
Total assets	$56.2	$44.7	$39.7

Current liabilities	$10.7	$9.6	$4.5
Noncurrent liabilities	1.8	1.6	2.4
Total liabilities	$12.5	$11.2	$6.9

Nonconsolidated VIEs
The Company also has two joint ventures that are VIEs that are not consolidated as the Company does not have the power to direct the most significant activities that impact the VIEs' economic performance. The two VIEs distribute footwear and apparel products in the Asia Pacific region. The following is a summary of carrying amounts of assets included in the Company’s consolidated condensed balance sheets as of April 1, 2023, December 31, 2022 and April 2, 2022, respectively, related to VIEs for which the Company is not the primary beneficiary. The Company’s maximum exposure to loss is the same as the carrying amounts.
The following is a summary of the carrying amounts of assets included in the Company’s Consolidated Condensed Balance Sheets.

(In millions)	April 1, 2023	December 31, 2022	April 2, 2022
Equity method investments (1)	$6.9	$8.1	$5.9
(1) Equity method investments are included in “Other Assets” on the consolidated condensed balance sheets.

Related Party Transactions
In the normal course of business, the Company enters into transactions with related party equity affiliates. Related party transactions consist of the sale of goods, made at arm’s length, and other arrangements. The Company recognized net sales to equity affiliates totaling $10.6 million and $5.1 million for the quarters ended April 1, 2023 and April 2, 2022, respectively.
The following table summarizes related party transactions included in the consolidated condensed balance sheets.

(In millions)	April 1, 2023	December 31, 2022	April 2, 2022
Accounts receivable due from related parties	$15.5	$18.1	$6.9
Long term liabilities due to related parties	1.6	—	2.4
Long term assets due from related parties	—	1.6	—
18. DIVESTITURE AND ASSETS AND LIABILITIES HELD FOR SALE
Divestiture of Keds Business
On February 7, 2023 the Company entered into an Asset Purchase Agreement with Designer Brands, Inc. (the "Buyer") pursuant to which the Buyer agreed to purchase the global Keds® business. The sale was effective February 4, 2023, in accordance with the terms and conditions of the Asset Purchase Agreement.
The following table summarizes the net gain recognized in connection with the divestiture:

(In millions)
Net proceeds	$83.4
Net assets disposed	(65.9)
Direct costs to sell	(1.6)
AOCI reclassification adjustment, foreign currency translation	4.2
Gain on sale of business	$20.1
The Company determined that the divestiture of the Keds® business did not represent a strategic shift that had or will have a major effect on the Consolidated Results of Operations, and therefore results were not classified as discontinued operations. The proceeds from the sales were used to reduce outstanding revolver borrowings.
Assets and Liabilities Held for Sale
During the fourth quarter of 2022, the Company announced that it had initiated a formal process to divest the Wolverine Leathers business. The Company has determined that the Wolverine Leathers business meets the criteria to be classified as held for sale, and therefore have reclassified the related assets and liabilities as held for sale on the consolidated condensed balance sheets.
The following is a summary of the major categories of assets and liabilities that have been classified as held for sale on the consolidated condensed balance sheets at April 1, 2023:

(In millions)	April 1, 2023
Cash and cash equivalents	$4.4
Accounts receivables, net	6.5
Inventories	11.2
Total assets held for sale	$22.1

Accounts payable	4.8
Accrued liabilities	0.8
Total liabilities held for sale	$5.6
The Company determined that the planned divestiture of the Wolverine Leathers business does not represent a strategic shift that had or will have a major effect on the consolidated condensed results of operations, and therefore results of this business were not classified as discontinued operations.

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
The Company’s brands are marketed in approximately 170 countries and territories at April 1, 2023, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At April 1, 2023, the Company operated 159 retail stores in the U.S., Europe and Canada and 58 direct-to-consumer eCommerce sites.
Effective February 4, 2023, the Company completed the sale of the Keds® business.
Known Trends Impacting Our Business
Macroeconomic conditions and supply chain disruptions continue to adversely affect the Company’s business results. During the third quarter of 2022, inventory transit times improved ahead of plan, resulting in challenges managing the timing of inventory flow, which led to the Company having excess inventory. Elevated inventory levels have resulted, and continue to result, in storage and process capacity pressures at our U.S. distribution centers. The Company has incurred additional inventory carrying costs including costs for outside storage and other inventory related holding costs. The Company decreased inventory purchases and increased promotional activity during the fourth quarter of 2022 and the first quarter of 2023 to reduce excess inventory. These actions resulted in inventories declining in the first quarter of 2023 by $19.3 million, compared to the fourth quarter of 2022. As inventory transit and product purchase timelines continue to move towards pre-pandemic levels, the Company expects that the flow of seasonal product, and our inventory levels will normalize by the end of fiscal 2023.
Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising interest rates, energy prices and recession fears are creating a complex and challenging retail environment for the Company and our customers as consumers generally reduce discretionary spending. Inflationary pressures are increasing logistics costs, including freight and labor costs, raw materials costs and product input costs, which continue to adversely affect the Company’s results. These increased costs, combined with higher promotional activity, contributed to gross margin contraction of 310 basis points in the first quarter of 2023 compared to the first quarter of 2022. These impacts were partially offset by selective price increases taken in prior quarters by certain brands and products. The Company expects to continue to evaluate future pricing of its products. In addition to inflationary headwinds, the strengthening of the U.S. dollar relative to other major currencies also negatively impacted the Company’s financial results in the first quarter of 2023.
For a more complete discussion of the risks the Company encounters in our business, please refer to Item 1A, “Risk Factors” in the Company’s 2022 Form 10-K.
2023 FINANCIAL OVERVIEW
•Revenue was $599.4 million for the first quarter of 2023, representing a decrease of 2.5% compared to the first quarter of 2022.
•Gross margin was 39.4% in the first quarter of 2023 compared to 42.5% in the first quarter of 2022.
•The effective tax rates in the first quarters of 2023 and 2022 were 36.3% and 30.4%, respectively.
•Diluted earnings per share for the first quarter of 2023 was $0.23 per share compared to $0.12 per share for the first quarter of 2022.
•The Company declared cash dividends of $0.10 per share in the first quarters of both 2023 and 2022.
•Cash flow used in operating activities was $97.8 million for the first quarter of 2023 compared to cash flow used in operating activities of $92.5 million for the first quarter of 2022.
•Compared to the first quarter of 2022, inventory increased $242.6 million, or 50.2%.

RESULTS OF OPERATIONS

	Quarter Ended
(In millions, except per share data)	April 1, 2023	April 2, 2022	Percent Change
Revenue	$599.4	$614.8	(2.5)%
Cost of goods sold	363.1	353.5	2.7
Gross profit	236.3	261.3	(9.6)
Selling, general and administrative expenses	212.0	211.3	0.3
Gain on sale of business	(20.1)	—	*
Environmental and other related costs, net of recoveries	(0.9)	30.4	(103.0)
Operating profit	45.3	19.6	131.1
Interest expense, net	15.8	8.7	81.6
Other expense (income), net	1.2	(1.1)	209.1
Earnings before income taxes	28.3	12.0	135.8
Income tax expense	10.3	3.6	186.1
Net earnings	18.0	8.4	114.3
Less: net loss attributable to noncontrolling interests	(1.0)	(1.3)	23.1
Net earnings attributable to Wolverine World Wide, Inc.	$19.0	$9.7	95.9
Diluted earnings per share	$0.23	$0.12	91.7
* Percentage change not meaningful
REVENUE
Revenue was $599.4 million for the first quarter of 2023, representing a decline of 2.5% compared to the first quarter of 2022. The change in revenue reflected a $39.8 million, or 11.5%, increase from the Active Group, a $24.0 million, or 17.3%, decline from the Work Group, and a $22.8 million, or 21.1%, decline from the Lifestyle Group. The Active Group’s revenue increase was driven by an increase of $27.0 million from Merrell® and $23.2 million from Saucony®, partially offset by decreases of $6.1 million from Sweaty Betty® and $4.3 million from Chaco®. The Work Group’s revenue decrease was primarily driven by a decrease of $13.0 million from Cat®, $7.1 million from Wolverine® and $2.8 million from Bates®. The Lifestyle Group’s revenue decline was driven by a decrease of $15.8 million from Keds®, which was sold during the first quarter of 2023, and $9.3 million from Sperry®, partially offset by an increase of $2.3 million from Hush Puppies®. Changes in foreign exchange rates decreased revenue by $12.3 million during the first quarter of 2023. Direct-to-consumer revenue decreased during the first quarter of 2023 by $14.9 million, or 10.5%, compared to the first quarter of 2022.
GROSS MARGIN
Gross margin was 39.4% in the first quarter of 2023 compared to 42.5% in the first quarter of 2022. The gross margin decrease in the first quarter was driven by unfavorable average selling price and product costs changes in the Company’s direct-to-consumer channel (100 basis points), unfavorable product cost changes and promotional activity (90 basis points) and increased closeout sales (90 basis points).
OPERATING EXPENSES
Operating expenses decreased $50.7 million, from $241.7 million in the first quarter of 2022 to $191.0 million in the first quarter of 2023. The decrease was primarily driven by lower environmental and other related costs, net of insurance recoveries ($31.3 million), the gain on the divestiture of the Keds® business ($20.1 million), lower incentive compensation costs ($6.4 million), lower advertising costs ($4.4 million) and lower product development costs ($0.2 million), partially offset by higher general and administrative costs ($4.7 million), higher reorganization costs ($4.6 million), higher distribution costs ($2.0 million), and higher selling costs ($0.4 million). Environmental and other related costs were $1.6 million and $40.4 million in the first quarter of 2023 and 2022, respectively.
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $15.8 million in the first quarter of 2023 compared to $8.7 million in the first quarter of 2022. The increase in interest expense is due to higher average revolver borrowings and higher average interest rates on the Company’s outstanding debt.

Other expense was $1.2 million in the first quarter of 2023, compared to other income of $1.1 million in the first quarter of 2022.
The effective tax rates in the first quarter of 2023 and 2022 were 36.3% and 30.4%, respectively. In the current year, the Company recognized larger discrete tax expenses, which increased the effective tax rate. The increase in the effective tax rate was partially offset by an increase in pretax income, which reduced the impact of the discrete adjustments.
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
•Work Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Harley-Davidson® footwear and HYTEST® safety footwear; and
•Lifestyle Group, consisting of Sperry® footwear and Hush Puppies® footwear and apparel as well as Keds® footwear prior to the divestiture of the brand, effective February 4, 2023.
Kids' footwear offerings from Saucony®, Sperry®, Merrell®, Hush Puppies® and Cat® as well as Keds® prior to the divestiture of the brand, effective February 4, 2023 are included with the applicable brand.
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail stores and the Stride Rite® licensed business. The Corporate category consists of unallocated corporate expenses, such as corporate employee costs, reorganization activities, and environmental and other related costs.
The reportable segment results are as follows:

	Quarter Ended
(In millions)	April 1, 2023	April 2, 2022	Change	Percent Change
REVENUE
Active Group	$385.9	$346.1	$39.8	11.5%
Work Group	114.5	138.5	(24.0)	(17.3)%
Lifestyle Group	85.3	108.1	(22.8)	(21.1)%
Other	13.7	22.1	(8.4)	(38.0)%
Total	$599.4	$614.8	$(15.4)	(2.5)%
OPERATING PROFIT (LOSS)
Active Group	$52.1	$53.2	$(1.1)	(2.1)%
Work Group	15.5	25.5	(10.0)	(39.2)%
Lifestyle Group	2.8	13.1	(10.3)	(78.6)%
Other	3.4	2.5	0.9	36.0%
Corporate	(28.5)	(74.7)	46.2	61.8%
Total	$45.3	$19.6	$25.7	131.1%
Further information regarding the reportable segments can be found in Note 16 to the consolidated condensed financial statements.
Active Group
The Active Group’s revenue increased $39.8 million, or 11.5%, in the first quarter of 2023 compared to the first quarter of 2022. The revenue increase was primarily driven by increases of $27.0 million from Merrell® and $23.2 million from Saucony®, partially offset by decreases of $6.1 million from Sweaty Betty® and $4.3 million from Chaco®. The Merrell® increase was primarily due to the strength of the hike and trail run product categories, which includes the industry leading Moab franchise as well as strong performance across all regions, primarily in the international channel. The Saucony® increase was primarily driven by the strength and expanded sales of core technical road and trail product franchises which include the Guide, Triumph and Endorphin series and strength in international markets. The Chaco® decrease was primarily due to softer consumer demand and high inventory levels at retail customers. The Sweaty Betty® decrease was primarily due to softer consumer demand in direct-to-consumer sales channels.
The Active Group’s operating profit decreased $1.1 million, or 2.1%, in the first quarter of 2023 compared to the first quarter of 2022. The operating profit decrease was due to a 430 basis point decrease in gross margin and a $3.1 million increase in selling, general and administrative expenses, partially offset by revenue increases. The decrease in gross margin in the current year period was due to increased closeout sales and higher promotional activity in the Company’s direct-to-consumer channel. The increase in selling, general and administrative expenses in the current year periods was primarily due to higher advertising costs and labor and distribution costs.
Work Group
The Work Group’s revenue decreased $24.0 million, or 17.3%, during the first quarter of 2023 compared to the first quarter of 2022. The revenue decline was primarily driven by a decrease of $13.0 million from Cat®, $7.1 million from Wolverine® and $2.8 million from Bates®. The Cat® decrease was primarily due to a more normal phasing of international shipments in the current period compared to the prior period which was effected by supply chain and softer consumer demand across all regions. The Wolverine® decrease was primarily due to softer consumer demand in US wholesale and timing of shipments. The Bates® decrease was primarily due to softer consumer demand in US wholesale and direct-to-consumer channels.
The Work Group’s operating profit decreased $10.0 million, or 39.2%, in the first quarter of 2023 compared to the first quarter of 2022. The operating profit decrease was due to revenue decreases, a 70 basis point decrease in gross margin and a $0.5 million increase in selling, general and administrative expenses. The decrease in gross margin in the current year period was due to increased closeout sales, product mix and average selling price and higher promotional activity in the Company’s direct-to-consumer channel. The increase in selling, general and administrative expenses in the current year periods was primarily due to higher advertising costs.
Lifestyle Group
The Lifestyle Group’s revenue decreased $22.8 million, or 21.1%, during the first quarter of 2023 compared to the first quarter of 2022. The revenue decline was driven by a decrease of $15.8 million from Keds® and $9.3 million from Sperry®, partially offset by an increase of $2.3 million from Hush Puppies®. The Keds® decrease is due to the divestiture of the business effective February 4, 2023. The Sperry® decline was primarily driven by softer consumer demand in the Saltwater boot franchise and direct-to-consumer sales channels due to lower traffic. The Hush Puppies® increase was primarily due to the launch of a strategic distribution partnership with DSW in North America during the spring of fiscal 2022 and the strength of the brand’s lifestyle head-to-toe product offering internationally, with a focus on casual, comfort and color.
The Lifestyle Group’s operating profit decreased $10.3 million, or 78.6%, in the first quarter of 2023 compared to the first quarter of 2022. The operating profit decrease was due to revenue decreases and a 670 basis point decrease in gross margin, partially offset by a $5.3 million decrease in selling, general and administrative expenses. The decrease in gross margin in the current year period was due to increased closeout sales, unfavorable outbound freight costs and higher promotional activity in the Company’s direct-to-consumer channel. The decrease in selling, general and administrative expenses in the current year period was primarily due to lower advertising costs and the divestiture of the Keds® business.
Other
The Other category’s revenue decreased $8.4 million, or 38.0%, in the first quarter of 2023 compared to the first quarter of 2022. The revenue decline was primarily driven by a $6.3 million decrease from the performance leathers business.
Corporate
Corporate expenses decreased $46.2 million in the first quarter of 2023 compared to the first quarter of 2022, primarily due to lower environmental and other related costs, net of insurance recoveries ($31.3 million), the gain recorded on the sale of the Keds business ($20.1 million) and lower incentive compensation costs ($4.2 million), partially offset by higher reorganization costs ($4.6 million) and higher employee costs ($1.0 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	April 1, 2023	December 31, 2022	April 2, 2022
Cash and cash equivalents (1)	$120.6	$135.5	$149.6
Debt	1,180.8	1,158.0	1,094.6
Available revolving credit facility (2)	543.5	569.3	639.0

(1)Cash and cash equivalents at April 1, 2023 in the consolidated condensed statements of cash flows includes $4.4 million of Wolverine Leathers business related cash and cash equivalents that are classified as held for sale and are not included in cash and cash equivalents in the consolidated condensed balance sheets. Cash and cash equivalents at December 31, 2022 includes $4.0 million of Wolverine Leathers business related cash and cash equivalents that were classified as held for sale.
(2)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.
Liquidity
Cash and cash equivalents of $120.6 million as of April 1, 2023 were $29.0 million lower compared to April 2, 2022. The decrease is due primarily to the cash paid for share repurchases of $47.5 million, cash dividends paid of $32.8 million, cash used by operating activities of $184.2 million and additions to property, plant and equipment of $36.3 million, partially offset by borrowings less repayments of debt of $85.0 million and cash received from the sale of the Keds® business of $81.9 million. The Company had $543.5 million of borrowing capacity available under the revolving facility as of April 1, 2023. Cash and cash equivalents located in foreign jurisdictions totaled $96.0 million as of April 1, 2023.

Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends and for general corporate purposes.
The Company may purchase up to an additional $366.5 million of shares under its existing common stock repurchase program which expires in September of 2023. The common stock repurchase program does not obligate the Company to acquire any particular amount of shares and may be suspended at any time. The Company did not repurchase shares during the first quarter of 2023 and repurchased $33.8 million of shares in the first quarter of 2022.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of April 1, 2023, the Company had a reserve of $73.3 million, of which $49.7 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities, and the remaining $23.6 million is recorded in other liabilities and is expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
Note 15 to the consolidated condensed financial statements also includes a detailed discussion of environmental litigation matters. As of April 1, 2023, the Company had recorded liabilities of $40.5 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities in the consolidated condensed balance sheets.
Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.
Financing Arrangements
The Company’s credit agreement provides for a term loan A facility (the “Term Facility”) and for a revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facilities”). The maturity date of the loans under the Senior Credit Facilities is October 21, 2026. The credit agreement provides for a debt capacity of up to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $2.0 billion unless certain specified conditions set forth in the Credit Agreement are met. The Revolving Facility allows the Company to borrow up to an aggregate amount of $1.0 billion.
The Company’s $550.0 million 4.000% senior notes issued on August 26, 2021 are due on August 15, 2029. Related interest payments are due semi-annually. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
As of April 1, 2023, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.
The Company’s debt at April 1, 2023 totaled $1,180.8 million compared to $1,158.0 million at December 31, 2022. The Company expects to use the current borrowings to fund organic growth initiatives, reduce debt, pay dividends, and for general corporate purposes. The increased debt position resulted from borrowings under the Revolving Facility for operating activities, capital expenditures and pay dividends, partially offset by proceeds from the sale of the Keds® business.

Cash Flows
The following table summarizes cash flow activities:

	Quarter Ended
(In millions)	April 1, 2023	April 2, 2022
Net cash used in operating activities	$(97.8)	$(92.5)
Net cash provided by (used in) investing activities	74.5	(3.8)
Net cash provided by financing activities	8.7	86.0
Additions to property, plant and equipment	(7.3)	(7.5)
Depreciation and amortization	8.5	8.5
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first quarter of 2023, an increase in net working capital represented a use of cash of $102.6 million. Working capital balances were unfavorably impacted by a decrease in other operating liabilities of $65.3 million, a decrease in accounts payable of $49.4 million, an increase in accounts receivable of $10.9 million and an increase in other operating assets of $10.1 million, partially offset by a decrease in inventories of $20.1 million and an increase in income taxes payable of $13.0 million. Operating cash flows included depreciation and amortization expense adjustment of $8.5 million, stock-based compensation expense adjustment of $4.5 million, pension expense adjustment of $0.4 million, gain on sale of the Keds® business of $20.1 million, and environmental and other related costs, net of cash payments and recoveries cash outflow of $1.3 million.
Investing Activities
The Company made capital expenditures of $7.3 million and $7.5 million in the first quarter of 2023 and 2022, respectively, for building improvements, eCommerce site enhancements, new retail stores, distribution operations improvements and information system enhancements. The current year investing activity includes proceeds from the sale of the Keds® business of $81.9 million.
Financing Activities
The current year activity includes net borrowings under the Revolving Facility of $25.0 million. The Company paid $2.5 million in principal payments associated with its financing arrangements during the first quarter of 2023 and 2022, respectively. The Company paid $5.5 million and $7.1 million during the first quarter of 2023 and 2022, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans and received $0.1 million and $0.8 million in proceeds from the exercise of stock options during the first quarter of 2023 and 2022, respectively. The Company did not repurchase shares in the first quarter of 2023 and repurchased $33.8 million of shares in the first quarter of 2022.
The Company declared cash dividends of $0.10 per share during the first quarter of 2023 and 2022. Dividends paid in the first quarter of 2023 and 2022 totaled $8.4 million, respectively. A quarterly dividend of $0.10 per share was declared on May 2, 2023 to shareholders of record on July 3, 2023.
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
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported. For information regarding our critical accounting policies refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the Company’s 2022 Form 10-K. Management believes there have been no material changes in those critical accounting policies.

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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of April 1, 2023 and April 2, 2022, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $285.2 million and $331.7 million, respectively, with maturities ranging up to 524 and 538 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of April 1, 2023, a stronger U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $1.4 million from their value as of December 31, 2022. As of April 2, 2022, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $13.7 million from their value as of January 1, 2022.
The Company is exposed to interest rate changes primarily as a result of interest expense on the term loan borrowings and any borrowings under the Revolving Facility. The Company’s total variable-rate debt was $637.5 million at April 1, 2023 and the Company held a forward dated interest rate swap agreement, denominated in U.S. dollars, that effectively converts $162.9 million of this amount to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4.    Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.    Legal Proceedings
The Company is involved in litigation and various legal matters arising in the normal course of business, including certain environmental compliance activities. For a discussion of legal matters, refer to Note 15 to the Company’s consolidated condensed financial statements.
ITEM 1A.    Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the first quarter of 2023.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (January 1, 2023 to February 4, 2023)
Common Stock Repurchase Program(1)	—	$—	—	$366,524,492
Employee Transactions(2)	40,676	$13.60	—
Period 2 (February 5, 2023 to March 4, 2023)
Common Stock Repurchase Program(1)	—	$—	—	$366,524,492
Employee Transactions(2)	336,700	$14.78	—
Period 3 (March 5, 2023 to April 1, 2023)
Common Stock Repurchase Program(1)	—	$—	—	$366,524,492
Employee Transactions(2)	292	$16.07	—
Total for the first Quarter Ended April 1, 2023
Common Stock Repurchase Program(1)	—	$—	—	$366,524,492
Employee Transactions(2)	377,668	$14.66	—
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

ITEM 6.    Exhibits
Exhibits filed as a part of this Form 10-Q are incorporated by reference herein.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 7, 2022.

10.1	2023 Form of Restricted Stock Unit Agreement.*

10.2	Form of Performance Stock Unit Agreement (2023 - 2025 performance period).*

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income; (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in Inline XBRL (included in Exhibit 101).

* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

May 11, 2023	/s/ Brendan L. Hoffman
Date	Brendan L. Hoffman President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory for Registrant)

May 11, 2023	/s/ Michael D. Stornant
Date	Michael D. Stornant Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)