Form 10-Q
period 2023-07-01
WOLVERINE WORLD WIDE INC /DE/
filed 2023-08-10
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 79,514,699 shares of common stock, $1 par value, outstanding as of July 24, 2023.

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
•currency restrictions;
•supply chain and capacity constraints, production disruptions, including reduction in operating hours, labor shortages, and facility closures resulting in production delays at the Company’s manufacturers due to disruption from COVID-19, quality issues, price increases or other risks associated with foreign sourcing;
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
•risks related to stockholder activism;
•the potential effects of outbreaks of COVID-19 or future health crises on the Company’s business, operations, financial results and liquidity;
•the risk of impairment to goodwill and other intangibles;
•the success of the Company’s restructuring and realignment initiatives undertaken from time to time; and
•changes in future pension funding requirements and pension expenses.
These or other uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”), filed with the SEC on February, 23, 2023. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenue	$589.1	$713.6	$1,188.5	$1,328.4
Cost of goods sold	361.3	406.5	724.4	760.0
Gross profit	227.8	307.1	464.1	568.4
Selling, general and administrative expenses	195.5	229.2	407.5	440.5
Gain on sale of business and trademarks	—	(90.0)	(20.1)	(90.0)
Impairment of long-lived assets	15.6	—	15.6	—
Environmental and other related costs, net of recoveries	(29.4)	—	(30.3)	30.4
Operating profit	46.1	167.9	91.4	187.5
Other expenses:
Interest expense, net	16.1	10.1	31.9	18.8
Other expense (income), net	(0.4)	0.6	0.8	(0.5)
Total other expense, net	15.7	10.7	32.7	18.3
Earnings before income taxes	30.4	157.2	58.7	169.2
Income tax expense	6.0	32.7	16.3	36.3
Net earnings	$24.4	$124.5	$42.4	$132.9
Less: net earnings (loss) attributable to noncontrolling interests	0.4	(0.1)	(0.6)	(1.4)
Net earnings attributable to Wolverine World Wide, Inc.	$24.0	$124.6	$43.0	$134.3

Net earnings per share (see Note 3):
Basic	$0.30	$1.53	$0.53	$1.63
Diluted	$0.30	$1.53	$0.53	$1.63

Comprehensive income	$25.2	$91.3	$40.0	$96.6
Less: comprehensive income (loss) attributable to noncontrolling interests	0.1	(0.7)	(0.4)	(1.8)
Comprehensive income attributable to Wolverine World Wide, Inc.	$25.1	$92.0	$40.4	$98.4

Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	July 1, 2023	December 31, 2022	July 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$176.5	$131.5	$149.3
Accounts receivable, less allowances of $12.0, $11.1 and $25.8	241.5	241.7	420.0
Finished products, net	645.9	743.2	628.6
Raw materials and work-in-process, net	2.0	2.0	10.9
Total inventories	647.9	745.2	639.5
Prepaid expenses and other current assets	78.9	79.0	84.5
Current assets held for sale	19.1	67.9	—
Total current assets	1,163.9	1,265.3	1,293.3
Property, plant and equipment, net of accumulated depreciation of $250.0, $236.1 and $224.3	134.3	136.2	127.5
Lease right-of-use assets, net	155.4	174.7	166.7
Goodwill	469.7	485.0	539.1
Indefinite-lived intangibles	279.2	274.0	680.7
Amortizable intangibles, net	59.1	67.4	70.1
Deferred income taxes	25.1	24.5	1.2
Other assets	70.6	65.6	70.4
Total assets	$2,357.3	$2,492.7	$2,949.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$252.2	$272.2	$318.1
Accrued salaries and wages	19.2	32.3	28.6
Other accrued liabilities	254.5	322.9	215.0
Lease liabilities	39.2	39.1	33.0
Current maturities of long-term debt	10.0	10.0	10.0
Borrowings under revolving credit agreements	385.0	425.0	490.0
Current liabilities held for sale	4.1	8.8	—
Total current liabilities	964.2	1,110.3	1,094.7
Long-term debt, less current maturities	718.5	723.0	727.4
Accrued pension liabilities	72.1	72.9	105.0
Deferred income taxes	33.9	35.3	118.2
Lease liabilities, noncurrent	146.7	153.6	150.9
Other liabilities	55.0	58.6	91.0
Stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 112,918,046, 112,202,078, and 112,149,377 shares issued	112.9	112.2	112.1
Additional paid-in capital	326.8	325.4	311.9
Retained earnings	933.8	907.2	1,246.1
Accumulated other comprehensive loss	(135.5)	(132.9)	(134.8)
Cost of shares in treasury; 33,409,577, 33,413,204, and 33,416,302 shares	(891.2)	(891.3)	(891.4)
Total Wolverine World Wide, Inc. stockholders’ equity	346.8	320.6	643.9
Noncontrolling interest	20.1	18.4	17.9
Total stockholders’ equity	366.9	339.0	661.8
Total liabilities and stockholders’ equity	$2,357.3	$2,492.7	$2,949.0
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Year-To-Date Ended
(In millions)	July 1, 2023	July 2, 2022
OPERATING ACTIVITIES
Net earnings	$42.4	$132.9
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	17.1	16.8
Deferred income taxes	(0.6)	3.0
Stock-based compensation expense	7.8	19.3
Pension and SERP expense	0.8	4.7
Impairment of long-lived assets	15.6	—
Environmental and other related costs, net of cash payments and recoveries received	(41.0)	(35.0)
Gain on sale of business and trademarks	(20.1)	(90.0)
Other	(0.9)	(2.6)
Changes in operating assets and liabilities:
Accounts receivable	0.8	(107.6)
Inventories	100.3	(284.7)
Other operating assets	(4.6)	(15.9)
Accounts payable	(23.1)	104.3
Income taxes payable	6.1	25.5
Other operating liabilities	(54.7)	(18.6)
Net cash provided by (used in) operating activities	45.9	(247.9)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(14.2)	(16.1)
Proceeds from sale of business, trademarks and other assets	81.9	90.0
Other	(0.7)	4.8
Net cash provided by investing activities	67.0	78.7
FINANCING ACTIVITIES
Payments under revolving credit agreements	(475.0)	(107.0)
Borrowings under revolving credit agreements	435.0	372.0
Payments on long-term debt	(5.0)	(5.0)
Payments of debt issuance costs	(0.9)	—
Cash dividends paid	(16.4)	(16.8)
Purchases of common stock for treasury	—	(81.3)
Employee taxes paid under stock-based compensation plans	(5.7)	(7.2)
Proceeds from the exercise of stock options	0.1	1.4
Contributions from noncontrolling interests	2.1	7.0
Net cash provided by (used in) financing activities	(65.8)	163.1
Effect of foreign exchange rate changes	(2.5)	(6.3)
Increase (decrease) in cash and cash equivalents	44.6	(12.4)
Cash and cash equivalents at beginning of the year	135.5	161.7
Cash and cash equivalents at end of the quarter	$180.1	$149.3
Cash and cash equivalents at the end of the second quarter of 2023 in the consolidated condensed statements of cash flows includes $3.6 million of Wolverine Leathers business related cash and cash equivalents that are classified as held for sale as of July 1, 2023 that are not included in cash and cash equivalents in the consolidated condensed balance sheets. The cash and cash equivalents at beginning of the year balance includes $4.0 million of Wolverine Leathers business related cash and cash equivalents that were classified as held for sale as of December 31, 2022.
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at April 2, 2022	$112.1	$302.3	$1,129.6	$(102.2)	$(845.1)	$18.6	$615.3
Net earnings (loss)			124.6			(0.1)	124.5
Other comprehensive loss				(32.6)		(0.6)	(33.2)
Shares issued, net of shares forfeited under stock incentive plans (22,575 shares)	—	(0.1)					(0.1)
Shares issued for stock options exercised, net (33,954 shares)	—	0.7					0.7
Stock-based compensation expense		9.0					9.0
Cash dividends declared ($0.10 per share)			(8.1)				(8.1)
Issuance of treasury shares (1,590 shares)		—			0.1		0.1
Purchase of common stock for treasury (2,382,351 shares)					(46.4)		(46.4)
Balance at July 2, 2022	$112.1	$311.9	$1,246.1	$(134.8)	$(891.4)	$17.9	$661.8

Balance at April 1, 2023	$112.8	$323.8	$917.9	$(136.6)	$(891.3)	$17.9	$344.5
Net earnings			24.0			0.4	24.4
Other comprehensive income (loss)				1.1		(0.3)	0.8
Shares issued, net of shares forfeited under stock incentive plans (76,914 shares)	0.1	(0.3)					(0.2)
Stock-based compensation expense		3.3					3.3
Cash dividends declared ($0.10 per share)			(8.1)				(8.1)
Issuance of treasury shares (1,802 shares)		—			0.1		0.1
Capital contribution from noncontrolling interest						2.1	2.1
Balance at July 1, 2023	$112.9	$326.8	$933.8	$(135.5)	$(891.2)	$20.1	$366.9
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at January 1, 2022	$111.6	$298.9	$1,128.2	$(98.9)	$(810.2)	$14.8	$644.4
Net earnings (loss)			134.3			(1.4)	132.9
Other comprehensive loss				(35.9)		(0.4)	(36.3)
Shares issued, net of shares forfeited under stock incentive plans (442,801 shares)	0.4	(7.7)					(7.3)
Shares issued for stock options exercised, net (74,482 shares)	0.1	1.4					1.5
Stock-based compensation expense		19.3					19.3
Cash dividends declared ($0.20 per share)			(16.4)				(16.4)
Issuance of treasury shares (2,875 shares)		—			0.1		0.1
Purchase of common stock for treasury (3,815,164 shares)					(81.3)		(81.3)
Capital contribution from noncontrolling interest						$7.0	$7.0
Other						$(2.1)	$(2.1)
Balance at July 2, 2022	$112.1	$311.9	$1,246.1	$(134.8)	$(891.4)	$17.9	$661.8

Balance at December 31, 2022	$112.2	$325.4	$907.2	$(132.9)	$(891.3)	$18.4	$339.0
Net earnings (loss)			43.0			(0.6)	42.4
Other comprehensive income (loss)				(2.6)		0.2	(2.4)
Shares issued, net of shares forfeited under stock incentive plans (709,926 shares)	0.7	(6.5)					(5.8)
Shares issued for stock options exercised, net (6,042 shares)	—	0.1					0.1
Stock-based compensation expense		7.8					7.8
Cash dividends declared ($0.20 per share)			(16.4)				(16.4)
Issuance of treasury shares (3,627 shares)		—			0.1		0.1
Capital contribution from noncontrolling interest						2.1	2.1
Balance at July 1, 2023	$112.9	$326.8	$933.8	$(135.5)	$(891.2)	$20.1	$366.9
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the asset or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group. Assets are considered impaired if the carrying amount exceeds fair value. The impairment amount recognized is the amount by which the carrying amount of the assets exceeds their fair value.
The Company incurred non-cash impairment charges on certain Corporate U.S. office long-lived property, plant and equipment and right-of-use assets, primarily resulting from divestiture activities, to adjust the carrying amount to the assets to estimated fair value. Fair value was estimated based on the discounted cash flows of estimated rental income from subleases net of estimated expenses. The following table provides details related to asset impairment charges recorded during the second quarter of 2023:

(In millions)	July 1, 2023
Lease right-of-use assets impairment	$12.1
Property, plant and equipment impairment	3.5
Total impairment	$15.6
2.NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Update (“ASU”) that the Company has adopted. The following is a summary of the new standard.

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
The Company adopted ASU 2020-04 during the second quarter of 2023 on a prospective basis. The Company amended its amended senior credit facility to use SOFR as an alternative to LIBOR. The adoption of the ASU did not have a material effect on the consolidated financial statements.

3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$24.0	$124.6	$43.0	$134.3
Adjustment for earnings allocated to non-vested restricted common stock	(0.5)	(2.5)	(1.0)	(2.6)
Net earnings used in calculating basic and diluted earnings per share	$23.5	$122.1	$42.0	$131.7
Denominator:
Weighted average shares outstanding	79.5	79.7	79.3	80.6
Effect of dilutive stock options	—	0.2	—	0.3
Shares used in calculating diluted earnings per share	79.5	79.9	79.3	80.9
Net earnings per share:
Basic	$0.30	$1.53	$0.53	$1.63
Diluted	$0.30	$1.53	$0.53	$1.63
For the quarter and year-to-date ended July 1, 2023, 1,991,262 and 2,080,931 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the quarter and year-to-date ended July 2, 2022, 1,458,340 and 1,070,944 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Year-To-Date Ended
(In millions)	July 1, 2023	July 2, 2022
Goodwill balance at beginning of the year	$485.0	$556.6
Sale of business (see Note 18)	(20.4)	—
Foreign currency translation effects	5.1	(17.5)
Goodwill balance at end of the quarter	$469.7	$539.1
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $279.2 million, $274.0 million, and $680.7 million as of July 1, 2023, December 31, 2022, and July 2, 2022, respectively. In the fourth quarter of 2022, the Company recognized impairment charges of $191.0 million and $189.3 million to the Sperry® and Sweaty Betty® trade names, respectively, and recognized a $48.4 million goodwill impairment charge to the Sweaty Betty® reporting unit. The Company conducted an interim impairment assessment as of July 1, 2023 and determined that there were no triggering events indicating impairment of the Company’s goodwill and indefinite-lived intangible assets.
The risk of future non-cash impairment for the Sperry® and Sweaty Betty® trade names and the Lifestyle Group reporting unit and Sweaty Betty® goodwill is dependent on whether actual results differ from the key assumptions used in the determination of each trade name's fair value and the Lifestyle Group and the Sweaty Betty® reporting unit’s fair value, such as revenue growth, earnings before interest, taxes depreciation and amortization margin, discount rate, and assumed tax rate, or if macroeconomic conditions deteriorate and adversely affect the values of the Company's Sperry® and Sweaty Betty® trade names and the Lifestyle Group and Sweaty Betty® reporting units. A future impairment charge of the Sperry® trade name or Sweaty Betty® trade name and the Lifestyle Group and Sweaty Betty® reporting units goodwill could have an adverse material effect on the Company's consolidated financial results. The carrying values of the Company’s Sperry® and Sweaty Betty® trade names indefinite-lived assets were $105.3 million and $99.3 million, respectively, as of July 1, 2023.
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
The proceeds of the RPA are classified as operating activities in the Company's consolidated condensed statements of cash flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections of the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $182.4 million and $365.6 million for the quarter and year-to-date ended July 1, 2023, respectively. Total cash collections under the RPA were $196.8 million and $372.8 million in the quarter and year-to-date ended July 1, 2023, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
As of the fiscal quarter ended July 1, 2023, the amount sold to the Purchasers under the RPA was $135.5 million, which was derecognized from the consolidated condensed balance sheets. As collateral against sold receivables, Rockford ARS maintains a certain level of unsold receivables, which was $68.5 million as of the fiscal quarter ended July 1, 2023.

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

	Quarter Ended July 1, 2023			Quarter Ended July 2, 2022
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$284.2	$99.1	$383.3	$311.8	$116.5	$428.3
Work Group	107.7	10.1	117.8	127.4	12.1	139.5
Lifestyle Group	53.1	21.8	74.9	85.0	36.1	121.1
Other	11.7	1.4	13.1	23.2	1.5	24.7
Total Revenue	$456.7	$132.4	$589.1	$547.4	$166.2	$713.6

	Year-To-Date Ended July 1, 2023			Year-To-Date Ended July 2, 2022
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$575.2	$194.0	$769.2	$560.8	$213.6	$774.4
Work Group	211.0	21.3	232.3	252.7	25.3	278.0
Lifestyle Group	119.2	41.0	160.2	163.1	66.1	229.2
Other	24.2	2.6	26.8	44.2	2.6	46.8
Total Revenue	$929.6	$258.9	$1,188.5	$1,020.8	$307.6	$1,328.4
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company was due $5.7 million of remaining fixed transaction price under its license agreements as of July 1, 2023, which it expects to recognize per the terms of its contracts over the course of time through December 2027. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
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
The Company’s contract balances are as follows:

(In millions)	July 1, 2023	December 31, 2022	July 2, 2022
Product returns reserve	$12.2	$15.3	$12.9
Customer markdowns reserve	4.6	2.6	2.7
Other sales incentives reserve	3.1	3.3	3.8
Customer rebates liability	13.3	19.8	15.5
Customer advances liability	5.7	9.1	5.9
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
7.DEBT
Total debt consists of the following obligations:

(In millions)	July 1, 2023	December 31, 2022	July 2, 2022
Term Facility, due October 21, 2026	$185.0	$190.0	$195.0
Senior Notes, 4.000% interest, due August 15, 2029	550.0	550.0	550.0
Borrowings under revolving credit agreements	385.0	425.0	490.0
Unamortized deferred financing costs	(6.5)	(7.0)	(7.6)
Total debt	$1,113.5	$1,158.0	$1,227.4
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
The Term Facility requires quarterly principal payments with a balloon payment due on October 21, 2026. The scheduled principal payments due under the Term Facility over the next 12 months total $10.0 million as of July 1, 2023 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets.
The Revolving Facility allows the Company to borrow up to an aggregate amount of $1.0 billion. The Revolving Facility also includes a $100.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Facility of $6.5 million, $5.7 million and $5.8 million as of July 1, 2023, December 31, 2022 and July 2, 2022, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Facility.
The interest rates applicable to amounts outstanding under Term Facility and to U.S. dollar denominated amounts outstanding under the Revolving Facility are, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Credit Agreement). At July 1, 2023, the Term Facility and the Revolving Facility had a weighted-average interest rate of 5.92%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Senior Credit Facilities also contain certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Senior Credit Facilities require compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Senior Credit Facilities). As of July 1, 2023, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.
On June 30, 2023, the Company entered into the Fourth Amendment (the “Amendment”) to its credit agreement, dated as of July 31, 2012. The Amendment provides the Company with near-term financial flexibility by adjusting the maximum Consolidated Leverage Ratio allowed under the credit agreement through the end of fiscal 2023. Financial covenant thresholds will revert to pre-existing levels in the first quarter of fiscal 2024.
The Company’s $550.0 million 4.000% senior notes issued on August 26, 2021 are due on August 15, 2029. Related interest payments are due semi-annually. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.

The Company has a foreign revolving credit facility with aggregate available borrowings of $2.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of July 1, 2023, December 31, 2022 and July 2, 2022.
The Company included in interest expense the amortization of deferred financing costs of $0.5 million and $1.0 million for the quarter and year-to-date ended July 1, 2023, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.5 million and $1.0 million for the quarter and year-to-date ended July 2, 2022, respectively.
8.LEASES
The following is a summary of the Company’s lease cost.

	Quarter Ended		Year-To-Date Ended
(In millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating lease cost	$10.0	$8.8	$20.5	$17.8
Variable lease cost	3.7	4.0	7.0	7.6
Short-term lease cost	1.2	0.6	1.9	1.6
Sublease income	(1.7)	(2.1)	(3.2)	(4.2)
Total lease cost	$13.2	$11.3	$26.2	$22.8
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Quarter Ended		Year-To-Date Ended
(In millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cash paid for operating lease liabilities	$11.2	$8.0	$22.6	$19.2
Operating lease assets obtained in exchange for lease liabilities	1.4	40.9	5.4	49.3
The Company entered into real estate leases which will commence subsequent to July 1, 2023 with future undiscounted rental payments of $1.3 million.
9.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 524 days, 524 days, and 517 days as of July 1, 2023, December 31, 2022 and July 2, 2022, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity.
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

The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	July 1, 2023	December 31, 2022	July 2, 2022
Foreign exchange hedge contracts	$295.0	$334.2	$347.0
Interest rate swap	119.9	176.2	304.3
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	July 1, 2023	December 31, 2022	July 2, 2022
Financial assets:
Foreign exchange hedge contracts	$1.6	$7.5	$20.7
Interest rate swap	3.9	6.1	5.9
Financial liabilities:
Foreign exchange hedge contracts	$(4.7)	$(1.3)	$—
Foreign exchange hedge contract financial assets are recorded to prepaid expenses and other current assets and financial liabilities are recorded to other accrued liabilities on the consolidated balance sheets. Interest rate swap financial assets are recorded to other assets and financial liabilities are recorded to other liabilities on the consolidated condensed balance sheets.
10.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $3.3 million and $7.8 million, and related income tax benefits of $0.7 million and $1.5 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended July 1, 2023, respectively. The Company recognized compensation expense of $9.0 million and $19.3 million, and related income tax benefits of $1.7 million and $3.7 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended July 2, 2022, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
The Company granted restricted awards and performance awards as follows:

	Year-To-Date Ended July 1, 2023		Year-To-Date Ended July 2, 2022
(In millions)	Company Shares Issued	Weighted-Average Grant Date Fair Value	Company Shares Issued	Weighted-Average Grant Date Fair Value
Restricted Awards	1,253,579	$15.18	924,121	$26.21
Performance Awards	659,162	$15.20	388,369	$29.95
11.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended		Year-To-Date Ended
(In millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Service cost pertaining to benefits earned during the period	$0.8	$1.4	$1.6	$2.7
Interest cost on projected benefit obligations	4.5	3.3	8.9	6.6
Expected return on pension assets	(4.7)	(5.2)	(9.3)	(10.3)
Net amortization loss	(0.2)	2.8	(0.4)	5.6
Net pension expense	$0.4	$2.3	$0.8	$4.6
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
The Company’s effective tax rates for the quarter and year-to-date ended July 1, 2023 were 19.8% and 27.8%, respectively. The Company’s effective tax rates for the quarter and year-to-date ended July 2, 2022 were 20.8% and 21.5%, respectively. The decrease in the effective tax rate between 2023 and 2022 for the quarter-to-date period is due to discrete tax benefits in the current year compared to discrete tax expenses in the prior year as well as income shifting between jurisdictions with differing tax rates. The increase in the effective tax rates between 2023 and 2022 for the year-to-date period is due to larger discrete tax expenses in the current year when compared to the prior year.
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
The change in accumulated other comprehensive income (loss) during the quarters ended July 1, 2023 and July 2, 2022 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at April 2, 2022	$(70.5)	$(0.7)		$(31.0)		$(102.2)
Other comprehensive income (loss) before reclassifications (1)	(45.4)	13.2		—		(32.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.6)	(2)	2.8	(3)	(0.8)
Income tax expense (benefit)	—	0.9		(0.5)		0.4
Net reclassifications	—	(2.7)		2.3		(0.4)
Net current-period other comprehensive income (loss) (1)	(45.4)	10.5		2.3		(32.6)
Balance at July 2, 2022	$(115.9)	$9.8		$(28.7)		$(134.8)

Balance at April 1, 2023	$(130.3)	$(4.5)		$(1.8)		$(136.6)
Other comprehensive income (loss) before reclassifications (1)	5.3	(2.0)		—		3.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.8)	(2)	(0.2)	(3)	(3.0)
Income tax expense (benefit)	—	0.8		—		0.8
Net reclassifications	—	(2.0)		(0.2)		(2.2)
Net current-period other comprehensive income (loss) (1)	5.3	(4.0)		(0.2)		1.1
Balance at July 1, 2023	$(125.0)	$(8.5)		$(2.0)		$(135.5)
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

(3)Amounts reclassified are included in the computation of net pension expense.
The change in accumulated other comprehensive income (loss) during the year-to-date periods ended July 1, 2023 and July 2, 2022 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at January 1, 2022	$(56.8)	$(8.9)		$(33.2)		$(98.9)
Other comprehensive income (loss) before reclassifications (1)	(59.1)	21.7		—		(37.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.0)	(2)	5.6	(3)	1.6
Income tax expense (benefit)	—	1.0		(1.1)		(0.1)
Net reclassifications	—	(3.0)		4.5		1.5
Net current-period other comprehensive income (loss) (1)	(59.1)	18.7		4.5		(35.9)
Balance at July 2, 2022	$(115.9)	$9.8		$(28.7)		$(134.8)

Balance at December 31, 2022	$(133.1)	$1.9		$(1.7)		$(132.9)
Other comprehensive income (loss) before reclassifications (1)	3.9	(2.9)		—		1.0
Amounts reclassified from accumulated other comprehensive income (loss)	4.2	(10.1)	(2)	(0.4)	(3)	(6.3)
Income tax expense (benefit)	—	2.6		0.1		2.7
Net reclassifications	4.2	(7.5)		(0.3)		(3.6)
Net current-period other comprehensive income (loss) (1)	8.1	(10.4)		(0.3)		(2.6)
Balance at July 1, 2023	$(125.0)	$(8.5)		$(2.0)		$(135.5)
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	July 1, 2023	December 31, 2022	July 2, 2022
Financial assets:
Derivatives	$5.5	$13.6	$26.6
Financial liabilities:
Derivatives	$(4.7)	$(1.3)	$—
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

(In millions)	July 1, 2023	December 31, 2022	July 2, 2022
Carrying value	$1,113.5	$1,158.0	$1,227.4
Fair value	1,020.1	1,042.9	1,127.1
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
The last remaining Litigation Matter, the lawsuit filed by the current owner of a former landfill and gravel mining operations, was pending in Michigan state court but has been administratively stayed by the Court.
There were no developments during the first two quarters of 2023 that required the Company to change the amount accrued for the Litigation Matters described above. The Company made related payments of $13.3 million in connection with the Litigation Matters described above during the first two quarters of 2023. As of July 1, 2023, the Company had recorded liabilities of $27.2 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities in the consolidated condensed balance sheets.
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

Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Year-To-Date Ended
(In millions)	July 1, 2023	July 2, 2022
Remediation liability at beginning of the year	$74.1	$85.7
Changes in estimate	(21.0)	—
Amounts paid	(6.7)	(20.6)
Remediation liability at the end of the quarter	$46.4	$65.1
The reserve balance as of July 1, 2023 includes $24.4 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $22.0 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to July 1, 2023 are as follows:

(In millions)	2023	2024	2025	2026	2027	Thereafter
Minimum royalties	$0.2	$—	$—	$—	$—	$—
Minimum advertising	1.8	3.9	4.1	4.2	4.3	4.5
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.4 million and $0.7 million for the quarter and year-to-date ended July 1, 2023, respectively. For the quarter and year-to-date ended July 2, 2022, the Company incurred royalty expense in accordance with these agreements of $0.8 million and $1.2 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $2.4 million and $3.7 million for the quarter and year-to-date ended July 1, 2023, respectively. For the quarter and year-to-date ended July 2, 2022, the Company incurred advertising expense in accordance with these agreements of $1.5 million and $2.8 million, respectively.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail stores and the Stride Rite® licensed business. The Corporate category consists of gains on the sale of businesses and trademarks, unallocated corporate expenses, such as corporate employee costs, corporate facility costs, reorganization activities, impairment of long-lived assets and environmental and other related costs.
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

	Quarter Ended		Year-to-Date Ended
(In millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenue:
Active Group	$383.3	$428.3	$769.2	$774.4
Work Group	117.8	139.5	232.3	278.0
Lifestyle Group	74.9	121.1	160.2	229.2
Other	13.1	24.7	26.8	46.8
Total	$589.1	$713.6	$1,188.5	$1,328.4
Segment operating profit (loss):
Active Group	$39.8	$72.7	$91.9	$125.9
Work Group	14.8	28.0	30.3	53.5
Lifestyle Group	10.4	16.6	13.2	29.8
Other	3.1	4.4	6.5	6.9
Corporate	(22.0)	46.2	(50.5)	(28.6)
Operating profit	46.1	167.9	91.4	187.5
Interest expense, net	16.1	10.1	31.9	18.8
Other expense (income), net	(0.4)	0.6	0.8	(0.5)
Earnings before income taxes	$30.4	$157.2	$58.7	$169.2

(In millions)	July 1, 2023	December 31, 2022	July 2, 2022
Total assets:
Active Group	$1,315.3	$1,331.5	$1,596.1
Work Group	319.4	375.7	368.3
Lifestyle Group	406.9	514.8	713.1
Other	64.3	58.6	69.5
Corporate	251.4	212.1	202.0
Total	$2,357.3	$2,492.7	$2,949.0
Goodwill:
Active Group	$317.4	$314.4	$366.3
Work Group	60.3	59.6	59.7
Lifestyle Group	78.3	97.4	99.5
Other	13.7	13.6	13.6
Total	$469.7	$485.0	$539.1
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
The following is a summary of these VIE’s assets and liabilities included in the Company’s consolidated condensed balance sheets.

(In millions)	July 1, 2023	December 31, 2022	July 2, 2022
Cash	$7.4	$5.8	$11.7
Accounts receivable	7.2	19.7	8.0
Inventory	31.8	16.0	11.5
Other current assets	2.9	2.4	1.5
Noncurrent assets	0.9	0.8	3.1
Total assets	$50.2	$44.7	$35.8

Current liabilities	$10.1	$9.6	$4.4
Noncurrent liabilities	0.1	1.6	—
Total liabilities	$10.2	$11.2	$4.4

Nonconsolidated VIEs
The Company also has two joint ventures that are VIEs that are not consolidated as the Company does not have the power to direct the most significant activities that impact the VIEs' economic performance. The two VIEs distribute footwear and apparel products in the Asia Pacific region. The following is a summary of carrying amounts of assets included in the Company’s consolidated condensed balance sheets as of July 1, 2023, December 31, 2022 and July 2, 2022, respectively, related to VIEs for which the Company is not the primary beneficiary. The Company’s maximum exposure to loss is the same as the carrying amounts.
The following is a summary of the carrying amounts of assets included in the Company’s Consolidated Condensed Balance Sheets.

(In millions)	July 1, 2023	December 31, 2022	July 2, 2022
Equity method investments (1)	$7.5	$8.1	$5.6
(1) Equity method investments are included in “Other Assets” on the consolidated condensed balance sheets.

Related Party Transactions
In the normal course of business, the Company enters into transactions with related party equity affiliates. Related party transactions consist of the sale of goods, made at arm’s length, and other arrangements. For the quarter and year-to-date ended July 1, 2023, the Company recognized net sales to equity affiliates totaling $13.6 million and $24.2 million, respectively. For the quarter and year-to-date ended July 2, 2022, the Company recognized net sales to equity affiliates totaling $5.9 million and $11.0 million, respectively.
The following table summarizes related party transactions included in the consolidated condensed balance sheets.

(In millions)	July 1, 2023	December 31, 2022	July 2, 2022
Accounts receivable due from related parties	$7.2	$18.1	$8.0
Long term liabilities due to related parties	—	—	—
Long term assets due from related parties	—	1.6	2.5
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

The following is a summary of the major categories of assets and liabilities that have been classified as held for sale on the consolidated condensed balance sheets at July 1, 2023:

(In millions)	July 1, 2023
Cash and cash equivalents	$3.6
Accounts receivables, net	4.7
Inventories	10.8
Total assets held for sale	$19.1

Accounts payable	$3.4
Accrued liabilities	0.7
Total liabilities held for sale	$4.1
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
The Company’s brands are marketed in approximately 170 countries and territories at July 1, 2023, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At July 1, 2023, the Company operated 165 retail stores in the U.S., Europe and Canada and 58 direct-to-consumer eCommerce sites.
Effective February 4, 2023, the Company completed the sale of the Keds® business. On May 10, 2023, the Company announced that it is exploring strategic alternatives for the Sperry® business while it continues the foundational work needed to position the brand for long-term success.
Known Trends Impacting Our Business
Macroeconomic conditions and supply chain disruptions continue to adversely affect the Company’s business results. During the third quarter of 2022, inventory transit times improved ahead of plan, resulting in challenges managing the timing of inventory flow, which led to the Company having excess inventory. Elevated inventory levels have resulted, and continue to result, in storage and process capacity pressures at the Company’s U.S. distribution centers. The Company has incurred additional inventory carrying costs including costs for outside storage and other inventory related holding costs. The Company decreased inventory purchases and increased promotional activity during the fourth quarter of 2022 and the first two quarters of 2023 to reduce excess inventory. These actions resulted in inventories declining in the first two quarters of 2023 by $97.3 million, compared to the fourth quarter of 2022. As inventory transit and product purchase timelines continue to move towards pre-pandemic levels, the Company expects that the flow of seasonal product, and our inventory levels will normalize by the end of fiscal 2023.
Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising interest rates, energy prices and recession fears are creating a complex and challenging retail environment for the Company and our customers as consumers generally reduce discretionary spending, which in turn impacts wholesale customer orders. Inflationary pressures are increasing logistics costs, including freight and labor costs, raw materials costs and product input costs, which continue to adversely affect the Company’s results. These increased costs, combined with higher promotional activity, contributed to gross margin contraction of 430 basis points in the second quarter of 2023 compared to the second quarter of 2022. These impacts were partially offset by selective price increases taken in prior quarters by certain brands and products. The Company expects to continue to evaluate future pricing of its products. In addition to inflationary headwinds, the strengthening of the U.S. dollar relative to other major currencies also negatively impacted the Company’s financial results in the second quarter of 2023.
For a more complete discussion of the risks the Company encounters in our business, please refer to Item 1A, “Risk Factors” in the Company’s 2022 Form 10-K.
2023 FINANCIAL OVERVIEW
•Revenue was $589.1 million for the second quarter of 2023, representing a decrease of 17.4% compared to the second quarter of 2022.
•Gross margin was 38.7% in the second quarter of 2023 compared to 43.0% in the second quarter of 2022.
•The effective tax rates in the second quarters of 2023 and 2022 were 19.8% and 20.8%, respectively.
•Diluted earnings per share for the second quarter of 2023 was $0.30 per share compared to $1.53 per share for the second quarter of 2022.
•The Company declared cash dividends of $0.10 per share in the second quarters of both 2023 and 2022.
•Cash flow provided by operating activities was $45.9 million for the first two quarters of 2023 compared to cash flow used in operating activities of $247.9 million for the first two quarters of 2022.

•Compared to the second quarter of 2022, inventory increased $8.4 million, or 1.3%.
RESULTS OF OPERATIONS

	Quarter Ended			Year-To-Date Ended
(In millions, except per share data)	July 1, 2023	July 2, 2022	Percent Change	July 1, 2023	July 2, 2022	Percent Change
Revenue	$589.1	$713.6	(17.4)%	$1,188.5	$1,328.4	(10.5)%
Cost of goods sold	361.3	406.5	(11.1)	724.4	760.0	(4.7)
Gross profit	227.8	307.1	(25.8)	464.1	568.4	(18.3)
Selling, general and administrative expenses	195.5	229.2	(14.7)	407.5	440.5	(7.5)
Gain on sale of business and trademarks	—	(90.0)	100.0	(20.1)	(90.0)	77.7
Impairment of long-lived assets	15.6	—	*	15.6	—	*
Environmental and other related costs, net of recoveries	(29.4)	—	*	(30.3)	30.4	(199.7)
Operating profit	46.1	167.9	(72.5)	91.4	187.5	(51.3)
Interest expense, net	16.1	10.1	59.4	31.9	18.8	69.7
Other expense (income), net	(0.4)	0.6	(166.7)	0.8	(0.5)	260.0
Earnings before income taxes	30.4	157.2	(80.7)	58.7	169.2	(65.3)
Income tax expense	6.0	32.7	(81.7)	16.3	36.3	(55.1)
Net earnings	24.4	124.5	(80.4)	42.4	132.9	(68.1)
Less: net earnings (loss) attributable to noncontrolling interests	0.4	(0.1)	500.0	(0.6)	(1.4)	57.1
Net earnings attributable to Wolverine World Wide, Inc.	$24.0	$124.6	(80.7)	$43.0	$134.3	(68.0)
Diluted earnings per share	$0.30	$1.53	(80.4)%	$0.53	$1.63	(67.5)%
* Percentage change not meaningful
REVENUE
Revenue was $589.1 million for the second quarter of 2023, representing a decline of $124.5 million compared to the second quarter of 2022. The change in revenue reflected a $45.0 million, or 10.5%, decline from the Active Group, a $21.7 million, or 15.6%, decline from the Work Group, and a $46.2 million, or 38.2%, decline from the Lifestyle Group. The Active Group’s revenue decrease was primarily driven by a decrease of $33.0 million from Merrell® and $10.9 million from Chaco®. The Work Group’s revenue decrease was primarily driven by a decrease of $16.3 million from Wolverine® and $6.3 million from Harley-Davidson®. The Lifestyle Group’s revenue decline was primarily driven by a decrease of $30.4 million from Keds®, which was sold during the first quarter of 2023, and $17.6 million from Sperry®. Changes in foreign exchange rates decreased revenue by $1.1 million during the second quarter of 2023. Direct-to-consumer revenue decreased during the second quarter of 2023 by $33.8 million, or 20.3%, compared to the second quarter of 2022.
Revenue was $1,188.5 million for the first two quarters of 2023, representing a decline of $139.9 million compared to the first two quarters of 2022. The change in revenue reflected a $5.2 million, or 0.7%, decrease from the Active Group, a $45.7 million, or 16.4%, decrease from the Work Group, and a $69.0 million, or 30.1%, decrease from the Lifestyle Group. The Active Group’s revenue decrease was primarily driven by a decrease of $6.0 million from Merrell®, $9.5 million from Sweaty Betty® and $15.2 million from Chaco®, partially offset by an increase of $25.5 million from Saucony®. The Work Group’s revenue decrease was primarily driven by a decrease of $12.0 million from Cat®, $23.4 million from Wolverine®, $4.6 million from Bates® and $8.4 million from Harley-Davidson®. The Lifestyle Group’s revenue decline was primarily driven by a decrease of $46.2 million from Keds®, which was sold during the first quarter of 2023, and $27.0 million from Sperry®, partially offset by an increase of $4.2 million from Hush Puppies®. Changes in foreign exchange rates decreased revenue by $13.5 million during the first two quarters of 2023. Direct-to-consumer revenue decreased during the first two quarters of 2023 by $48.7 million, or 15.8%, compared to the first two quarters of 2022.
GROSS MARGIN
Gross margin was 38.7% in the second quarter of 2023 compared to 43.0% in the second quarter of 2022. The gross margin decrease in the second quarter was primarily driven by unfavorable average selling price and product costs changes in the

Company’s direct-to-consumer channel (60 basis points) and unfavorable product cost changes and promotional activity in the Company’s wholesale channel (390 basis points).
Gross margin was 39.0% in the first two quarters of 2023 compared to 42.8% during the first two quarters of 2022. The gross margin decrease in the first two quarters of 2023 was primarily driven by unfavorable average selling price and product costs changes in the Company’s direct-to-consumer channel (80 basis points) and unfavorable product cost changes and promotional activity in the Company’s wholesale channel (330 basis points).
OPERATING EXPENSES
Operating expenses increased $42.5 million, from $139.2 million in the second quarter of 2022 to $181.7 million in the second quarter of 2023. The increase was primarily driven by the 2022 gain recorded on the sale of the Champion trademarks for footwear in the United States and Canada ($90.0 million), the impairment of long-lived assets ($15.6 million) and higher reorganization costs ($1.4 million), partially offset by lower environmental and other related costs, net of insurance recoveries ($29.4 million), lower advertising costs ($15.3 million), lower incentive compensation costs ($11.6 million), lower selling costs ($4.9 million), lower distribution costs ($2.0 million), and lower product development costs ($1.3 million). Environmental and other related costs were $2.1 million and $2.1 million in the second quarter of 2023 and 2022, respectively.
Operating expenses decreased $8.2 million, from $380.9 million in the first two quarters of 2022 to $372.7 million in the first two quarters of 2023. The decrease was primarily driven by lower environmental and other related costs, net of insurance recoveries ($60.7 million), the gain on the divestiture of the Keds® business ($20.1 million), lower advertising costs ($19.6 million), lower incentive compensation costs ($18.0 million), lower selling costs ($4.5 million) and lower product development costs ($1.5 million), partially offset by the 2022 gain recorded on the sale of the Champion trademarks for footwear in the United States and Canada ($90.0 million), the impairment of long-lived assets ($15.6 million), higher reorganization costs ($6.1 million) and higher general and administrative costs ($4.5 million). Environmental and other related costs were $3.7 million and $42.5 million in the first two quarters of 2023 and 2022, respectively.
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $16.1 million in the second quarter of 2023 compared to $10.1 million in the second quarter of 2022. Net interest expense was $31.9 million in the first two quarters of 2023 compared to $18.8 million in the first two quarters of 2022. The increase in interest expense for both the quarter-to-date and year-to-date periods is due to higher average revolver borrowings and higher average interest rates on the Company’s outstanding debt.
Other income was $0.4 million in the second quarter of 2023, compared to other expense of $0.6 million in the second quarter of 2022. Other expense was $0.8 million in the first two quarters of 2023, compared to other income of $0.5 million in the first two quarters of 2022.
The effective tax rates in the second quarter of 2023 and 2022 were 19.8% and 20.8%, respectively. The effective tax rates in the first two quarters of 2023 and 2022 were 27.8% and 21.5%, respectively. The decrease in the effective tax rate between 2023 and 2022 for the quarter-to-date period is due to discrete tax benefits in the current year compared to discrete tax expenses in the prior year as well as income shifting between jurisdictions with differing tax rates. The increase in the effective tax rates between 2023 and 2022 for the year-to-date period is due to larger discrete tax expenses in the current year when compared to the prior year.
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

The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail stores and the Stride Rite® licensed business. The Corporate category consists of unallocated corporate expenses, such as corporate employee costs, corporate facility costs, reorganization activities, impairment of long-lived assets and environmental and other related costs.
The reportable segment results are as follows:

	Quarter Ended				Year-To-Date Ended
(In millions)	July 1, 2023	July 2, 2022	Change	Percent Change	July 1, 2023	July 2, 2022	Change	Percent Change
REVENUE
Active Group	$383.3	$428.3	$(45.0)	(10.5)%	$769.2	$774.4	$(5.2)	(0.7)%
Work Group	117.8	139.5	(21.7)	(15.6)	232.3	278.0	(45.7)	(16.4)
Lifestyle Group	74.9	121.1	(46.2)	(38.2)	160.2	229.2	(69.0)	(30.1)
Other	13.1	24.7	(11.6)	(47.0)	26.8	46.8	(20.0)	(42.7)
Total	$589.1	$713.6	$(124.5)	(17.4)	$1,188.5	$1,328.4	$(139.9)	(10.5)
OPERATING PROFIT (LOSS)
Active Group	$39.8	$72.7	$(32.9)	(45.3)	$91.9	$125.9	$(34.0)	(27.0)
Work Group	14.8	28.0	(13.2)	(47.1)	30.3	53.5	(23.2)	(43.4)
Lifestyle Group	10.4	16.6	(6.2)	(37.3)	13.2	29.8	(16.6)	(55.7)
Other	3.1	4.4	(1.3)	(29.5)	6.5	6.9	(0.4)	(5.8)
Corporate	(22.0)	46.2	(68.2)	(147.6)	(50.5)	(28.6)	(21.9)	(76.6)
Total	$46.1	$167.9	$(121.8)	(72.5)%	$91.4	$187.5	$(96.1)	(51.3)%
Further information regarding the reportable segments can be found in Note 16 to the consolidated condensed financial statements.
Active Group
The Active Group’s revenue decreased $45.0 million, or 10.5%, in the second quarter of 2023 compared to the second quarter of 2022. The revenue decline was primarily driven by decreases of $33.0 million from Merrell® and $10.9 million from Chaco®. The Merrell® decrease was primarily due to the softening of hike category sales, following growth over the last several quarters, and high inventory levels at retail customers, which has impacted order patterns. The Chaco® decrease was primarily due to softer consumer demand and high inventory levels at retail customers.
The Active Group’s revenue decreased $5.2 million, or 0.7%, in the first two quarters of 2023 compared to the first two quarters of 2022. The revenue decline was primarily driven by decreases of $6.0 million from Merrell®, $9.5 million from Sweaty Betty® and $15.2 million from Chaco®, partially offset by an increase of $25.5 million from Saucony®. The Merrell® decrease is primarily due to softer consumer demand in the US wholesale and eCommerce channels, partially offset by strong international performance. The Sweaty Betty® decrease was primarily due to softer consumer demand in direct-to-consumer sales channels reflecting the challenging UK economic environment. The Chaco® decrease was primarily due to softer consumer demand and high inventory levels at retail customers. The Saucony® increase was primarily driven by the strength and expanded sales of core technical road and trail product franchises, which include the Guide, Triumph and Endorphin series, and strength in international markets.
The Active Group’s operating profit decreased $32.9 million, or 45.3%, in the second quarter of 2023 compared to the second quarter of 2022. The operating profit decrease was due to revenue decreases and a 640 basis point decrease in gross margin, partially offset by a $12.5 million decrease in selling, general and administrative expenses. The Active Group’s operating profit decreased $34.0 million, or 27.0%, in the first two quarters of 2023 compared to the first two quarters of 2022. The operating profit decrease was due to revenue decreases and a 530 basis point decrease in gross margin, partially offset by a $7.7 million decrease in selling, general and administrative expenses. The decrease in gross margin in the current year period was due to increased closeout sales and higher promotional activity in the Company’s direct-to-consumer channel. The decrease in selling, general and administrative expenses in the current year periods was primarily due to lower advertising costs and selling expenses.

Work Group
The Work Group’s revenue decreased $21.7 million, or 15.6%, during the second quarter of 2023 compared to the second quarter of 2022. The revenue decline was primarily driven by a decrease of $16.3 million from Wolverine® and $6.3 million from Harley-Davidson®. The Work Group’s revenue decreased $45.7 million, or 16.4%, during the first two quarters of 2023 compared to the first two quarters of 2022. The revenue decline was primarily driven by a decrease of $12.0 million from Cat®, $23.4 million from Wolverine®, $4.6 million from Bates® and $8.4 million from Harley-Davidson®. The Cat® decrease was primarily due to more normalized phasing of international shipments in the current year compared to the prior year which was effected by supply chain disruptions and softer consumer demand across all regions. The Wolverine® decrease was primarily due to softer consumer demand in US wholesale and high inventory levels at retail customers resulting in a continually heightened promotional environment. The Bates® decrease was primarily due to softer consumer demand in US wholesale and direct-to-consumer channels. The Harley-Davidson® decrease was primarily due to lower at-once shipments and declines in top dealer accounts.
The Work Group’s operating profit decreased $13.2 million, or 47.1%, in the second quarter of 2023 compared to the second quarter of 2022. The operating profit decrease was due to revenue decreases and a 540 basis point decrease in gross margin, partially offset by a $1.1 million decrease in selling, general and administrative expenses. The Work Group’s operating profit decreased $23.2 million, or 43.4%, in the first two quarters of 2023 compared to the first two quarters of 2022. The operating profit decrease was due to revenue decreases and a 310 basis point decrease in gross margin, partially offset by a $0.5 million decrease in selling, general and administrative expenses. The decrease in gross margin in the current year periods was due to increased closeout sales, product mix and unfavorable average selling price and higher promotional activity in the Company’s direct-to-consumer channel. The decrease in selling, general and administrative expenses in the current year periods was primarily due to lower advertising costs and selling expenses.
Lifestyle Group
The Lifestyle Group’s revenue decreased $46.2 million, or 38.2%, during the second quarter of 2023 compared to the second quarter of 2022. The revenue decline was driven by a decrease of $30.4 million from Keds® and $17.6 million from Sperry®. The Lifestyle Group’s revenue decreased $69.0 million, or 30.1%, during the first two quarters of 2023 compared to the first two quarters of 2022. The revenue decrease was driven by a decrease of $46.2 million from Keds® and $27.0 million from Sperry®, partially offset by an increase of $4.2 million from Hush Puppies®. The Keds® decrease is due to the divestiture of the business effective February 4, 2023. The Sperry® decline was primarily driven by softer consumer demand in the US wholesale channel, including the Saltwater boot franchise and direct-to-consumer sales channels, due to lower traffic. The Hush Puppies® increase was primarily due to the launch of a strategic distribution partnership with DSW in North America during the spring of fiscal 2022 and the strength of the brand’s lifestyle head-to-toe product offering internationally, with a focus on casual, comfort and color.
The Lifestyle Group’s operating profit decreased $6.2 million, or 37.3%, in the second quarter of 2023 compared to the second quarter of 2022. The operating profit decrease was due to revenue decreases and a 60 basis point decrease in gross margin, partially offset by a $14.3 million decrease in selling, general and administrative expenses. The Lifestyle Group’s operating profit decreased $16.6 million, or 55.7%, in the first two quarters of 2023 compared to the first two quarters of 2022. The operating profit decrease was due to revenue decreases and a 400 basis point decrease in gross margin, partially offset by a $19.6 million decrease in selling, general and administrative expenses. The decrease in gross margin in the current year period was due to increased closeout sales and higher promotional activity in the Company’s direct-to-consumer channel. The decrease in selling, general and administrative expenses in the current year period was primarily due to lower advertising costs, selling expenses and the divestiture of the Keds® business.
Other
The Other category’s revenue decreased $11.6 million, or 47.0%, in the second quarter of 2023 compared to the second quarter of 2022. The revenue decline was primarily driven by a $6.8 million decrease from the performance leathers business. The Other category’s revenue decreased $20.0 million, or 42.7%, in the first two quarters of 2023 compared to the first two quarters of 2022. The revenue decrease was primarily driven by a $13.4 million decrease from the performance leathers business.
Corporate
Corporate expenses increased $68.2 million in the second quarter of 2023 compared to the second quarter of 2022, primarily due to the 2022 gain recorded on the sale of the Champion trademarks for footwear in the United States and Canada ($90.0 million), higher reorganization costs ($2.2 million) and the impairment of long-lived assets ($15.6 million), partially offset by lower environmental and other related costs, net of insurance recoveries ($29.4 million), lower employee costs ($1.2 million) and lower incentive compensation costs ($9.9 million).

Corporate expenses increased $21.9 million in the first two quarters of 2023 compared to the first two quarters of 2022, primarily due to the 2022 gain recorded on the sale of the Champion trademarks for footwear in the United States and Canada ($90.0 million), higher reorganization costs ($6.8 million) and the impairment of long-lived assets ($15.6 million), partially offset by lower environmental and other related costs, net of insurance recoveries ($60.7 million), the gain recorded on the sale of the Keds® business ($20.1 million) and lower incentive compensation costs ($14.1 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	July 1, 2023	December 31, 2022	July 2, 2022
Cash and cash equivalents (1)	$180.1	$135.5	$149.3
Debt	1,113.5	1,158.0	1,227.4
Available revolving credit facility (2)	608.5	569.3	504.2
(1)Cash and cash equivalents at July 1, 2023 in the consolidated condensed statements of cash flows includes $3.6 million of Wolverine Leathers business related cash and cash equivalents that are classified as held for sale and are not included in cash and cash equivalents in the consolidated condensed balance sheets. Cash and cash equivalents at December 31, 2022 includes $4.0 million of Wolverine Leathers business related cash and cash equivalents that were classified as held for sale.
(2)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.
Liquidity
Cash and cash equivalents of $180.1 million as of July 1, 2023 were $30.8 million higher compared to July 2, 2022. The increase is due primarily to cash provided by operating activities $114.9 million, cash received from the sale of the Keds® business of $81.9 million, and proceeds from company-owned life insurance policies of $30.5 million, partially offset by borrowings less repayments of debt of $115.0 million, additions to property, plant and equipment of $34.6 million, cash dividends paid of $32.4 million, and shares acquired related to employee stock plans of $6.2 million. The Company had $608.5 million of borrowing capacity available under the revolving facility as of July 1, 2023. Cash and cash equivalents located in foreign jurisdictions totaled $130.5 million as of July 1, 2023.
Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends and for general corporate purposes.
The Company may purchase up to an additional $366.5 million of shares under its existing common stock repurchase program which expires in September of 2023. The common stock repurchase program does not obligate the Company to acquire any particular amount of shares and may be suspended at any time. The Company did not repurchase shares during the first two quarters of 2023 and repurchased $81.3 million of shares in the first two quarters of 2022.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of July 1, 2023, the Company had a reserve of $46.4 million, of which $24.4 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities, and the remaining $22.0 million is recorded in other liabilities and is expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
Note 15 to the consolidated condensed financial statements also includes a detailed discussion of environmental litigation matters. As of July 1, 2023, the Company had recorded liabilities of $27.2 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities in the consolidated condensed balance sheets.
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
As of July 1, 2023, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.
On June 30, 2023 the Company entered into the Fourth Amendment (the “Amendment”) to its credit agreement, dated as of July 31, 2012. The Amendment provides the Company with near-term financial flexibility by adjusting the maximum Consolidated Leverage Ratio allowed under the credit agreement through the end of fiscal 2023. Financial covenant thresholds will revert to pre-existing levels in the first quarter of fiscal 2024.
The Company’s debt at July 1, 2023 totaled $1,113.5 million compared to $1,158.0 million at December 31, 2022. The Company expects to use the current borrowings to fund organic growth initiatives, pay dividends, and for general corporate purposes. The increased debt position resulted from borrowings under the Revolving Facility for operating activities, capital expenditures and dividends, partially offset by proceeds from the sale of the Keds® business.
Cash Flows
The following table summarizes cash flow activities:

	Year-To-Date Ended
(In millions)	July 1, 2023	July 2, 2022
Net cash provided by (used in) operating activities	$45.9	$(247.9)
Net cash provided by investing activities	67.0	78.7
Net cash provided by (used in) financing activities	(65.8)	163.1
Additions to property, plant and equipment	(14.2)	(16.1)
Depreciation and amortization	17.1	16.8
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first two quarters of 2023, a decrease in net working capital represented a source of cash of $24.8 million. Working capital balances were favorably impacted by a decrease in inventories of $100.3 million, an increase in income taxes payable of $6.1 million, and a decrease in accounts receivable of $0.8 million, partially offset by a decrease in other operating liabilities of $54.7 million, a decrease in accounts payable of $23.1 million, and an increase in other operating assets of $4.6 million. Operating cash flows included depreciation and amortization expense adjustment of $17.1 million, impairment of long-lived assets of $15.6 million, stock-based compensation expense adjustment of $7.8 million, pension expense adjustment of $0.8 million, gain on sale of the Keds® business of $20.1 million, and environmental and other related costs, net of cash payments and recoveries cash outflow of $41.0 million.
Investing Activities
The Company made capital expenditures of $14.2 million and $16.1 million in the first two quarters of 2023 and 2022, respectively, for building improvements, eCommerce site enhancements, new retail stores, distribution operations improvements and information system enhancements. The current year investing activity includes proceeds from the sale of the Keds® business of $81.9 million.
Financing Activities
The current year activity includes net borrowings under the Revolving Facility of $40.0 million. The Company paid $5.0 million in principal payments associated with its financing arrangements during the first two quarters of 2023 and 2022, respectively. The Company paid $5.7 million and $7.2 million during the first two quarters of 2023 and 2022, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans and received $0.1 million and $1.4 million in proceeds from the exercise of stock options during the first two quarters of 2023 and 2022, respectively. The Company did not repurchase shares in the first two quarters of 2023 and repurchased $81.3 million of shares in the first two quarters of 2022.

The Company declared cash dividends of $0.20 per share during the first two quarters of 2023 and 2022. Dividends paid in the first two quarters of 2023 and 2022 totaled $16.4 million, and $16.8 million respectively. A quarterly dividend of $0.10 per share was declared on August 2, 2023 to shareholders of record on October 2, 2023.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of July 1, 2023 and July 2, 2022, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $295.0 million and $347.0 million, respectively, with maturities ranging up to 524 and 517 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of July 1, 2023, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $3.9 million from their value as of December 31, 2022. As of July 2, 2022, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $59.1 million from their value as of January 1, 2022.
The Company is exposed to interest rate changes primarily as a result of interest expense on the term loan borrowings and any borrowings under the Revolving Facility. The Company’s total variable-rate debt was $570.0 million at July 1, 2023 and the Company held a forward dated interest rate swap agreement, denominated in U.S. dollars, that effectively converts $119.9 million of this amount to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4.    Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.    Legal Proceedings
The Company is involved in litigation and various legal matters arising in the normal course of business, including certain environmental compliance activities. For a discussion of legal matters, refer to Note 15 to the Company’s consolidated condensed financial statements.
ITEM 1A.    Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the second quarter of 2023.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 4 (April 2, 2023 to May 6, 2023)
Common Stock Repurchase Program(1)	—	$—	—	$366,524,492
Employee Transactions(2)	8,871	$15.92	—
Period 5 (May 7, 2023 to June 3, 2023)
Common Stock Repurchase Program(1)	—	$—	—	$366,524,492
Employee Transactions(2)	—	$—	—
Period 6 (June 4, 2023 to July 1, 2023)
Common Stock Repurchase Program(1)	—	$—	—	$366,524,492
Employee Transactions(2)	—	$—	—
Total for the Second Quarter Ended July 1, 2023
Common Stock Repurchase Program(1)	—	$—	—	$366,524,492
Employee Transactions(2)	8,871	$15.92	—
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
ITEM 5.    Other Information
(c) During the quarter ended July 1, 2023, no director or Section 16 officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, in each case, as defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits
Exhibits filed as a part of this Form 10-Q are incorporated by reference herein.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 7, 2022.

10.1	Employment Agreement between Chris Hufnagel and the Company, dated May 30, 2023.*

10.2
Cover Amendment to the Credit Agreement, dated as of April 10, 2023, among Wolverine World Wide, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association, as syndication agent and as a lender, Fifth Third Bank, as documentation agent and as a lender, and PNC Bank, National Association, as documentation agent and as a lender.

10.3
Fourth Amendment to the Credit Agreement, dated as of June 30, 2023, among Wolverine World Wide, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association, as syndication agent and as a lender, Fifth Third Bank, as documentation agent and as a lender, and PNC Bank, National Association, as documentation agent and as a lender.

10.4
First Amendment, dated as of June 30, 2023, to the Receivables Purchase Agreement dated as of December 7, 2022, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Wells Fargo, N.A. as purchaser.

31.1	Certification of Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income; (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL (included in Exhibit 101).

* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

August 10, 2023	/s/ Christopher E. Hufnagel
Date	Christopher E. Hufnagel President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory for Registrant)

August 10, 2023	/s/ Michael D. Stornant
Date	Michael D. Stornant Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)