Form 10-Q
period 2023-09-30
WOLVERINE WORLD WIDE INC /DE/
filed 2023-11-09
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 79,532,461 shares of common stock, $1 par value, outstanding as of October 23, 2023.

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
•currency restrictions;
•supply chain and capacity constraints, production disruptions, including reduction in operating hours, labor shortages, and facility closures resulting in production delays at the Company’s manufacturers, quality issues, price increases or other risks associated with foreign sourcing;
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

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue	$527.7	$691.4	$1,716.2	$2,019.8
Cost of goods sold	312.3	413.6	1,036.7	1,173.6
Gross profit	215.4	277.8	679.5	846.2
Selling, general and administrative expenses	203.3	216.8	610.8	657.3
Gain on sale of businesses, trademarks, and intangible assets	(57.7)	—	(77.8)	(90.0)
Impairment of long-lived assets	40.2	—	55.8	—
Environmental and other related costs, net of recoveries	2.3	2.2	(28.0)	32.6
Operating profit	27.3	58.8	118.7	246.3
Other expenses:
Interest expense, net	15.5	12.5	47.4	31.3
Other expense, net	2.4	2.7	3.2	2.2
Total other expense, net	17.9	15.2	50.6	33.5
Earnings before income taxes	9.4	43.6	68.1	212.8
Income tax expense	0.4	4.8	16.7	41.1
Net earnings	$9.0	$38.8	$51.4	$171.7
Less: net earnings (loss) attributable to noncontrolling interests	0.4	(0.2)	(0.2)	(1.6)
Net earnings attributable to Wolverine World Wide, Inc.	$8.6	$39.0	$51.6	$173.3

Net earnings per share (see Note 3):
Basic	$0.11	$0.49	$0.64	$2.12
Diluted	$0.11	$0.48	$0.64	$2.12

Comprehensive income (loss)	$(0.2)	$13.5	$39.8	$110.1
Less: comprehensive income (loss) attributable to noncontrolling interests	0.2	(0.6)	(0.2)	(2.4)
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	$(0.4)	$14.1	$40.0	$112.5

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	September 30, 2023	December 31, 2022	October 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$160.4	$131.5	$136.4
Accounts receivable, less allowances of $13.3, $11.1 and $23.0	272.0	241.7	440.0
Finished products, net	561.7	743.2	871.1
Raw materials and work-in-process, net	2.1	2.0	9.8
Total inventories	563.8	745.2	880.9
Prepaid expenses and other current assets	84.9	79.0	94.5
Current assets held for sale	16.1	67.9	—
Total current assets	1,097.2	1,265.3	1,551.8
Property, plant and equipment, net of accumulated depreciation of $254.6, $236.1 and $228.4	126.5	136.2	126.0
Lease right-of-use assets, net	148.7	174.7	165.0
Goodwill	465.4	485.0	526.5
Indefinite-lived intangibles	237.0	274.0	658.6
Amortizable intangibles, net	57.4	67.4	67.7
Deferred income taxes	26.3	24.5	0.8
Other assets	72.8	65.6	74.2
Total assets	$2,231.3	$2,492.7	$3,170.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$197.2	$272.2	$317.9
Accrued salaries and wages	21.8	32.3	26.5
Other accrued liabilities	210.9	322.9	203.4
Lease liabilities	38.7	39.1	33.5
Current maturities of long-term debt	10.0	10.0	10.0
Borrowings under revolving credit agreements	370.0	425.0	740.0
Current liabilities held for sale	3.1	8.8	—
Total current liabilities	851.7	1,110.3	1,331.3
Long-term debt, less current maturities	716.3	723.0	725.2
Accrued pension liabilities	71.7	72.9	103.0
Deferred income taxes	34.0	35.3	116.4
Lease liabilities, noncurrent	141.3	153.6	147.5
Other liabilities	53.6	58.6	73.0
Stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 112,939,664, 112,202,078, and 112,170,049 shares issued	112.9	112.2	112.2
Additional paid-in capital	330.7	325.4	318.7
Retained earnings	934.5	907.2	1,277.1
Accumulated other comprehensive loss	(144.5)	(132.9)	(159.7)
Cost of shares in treasury; 33,407,203, 33,413,204, and 33,414,974 shares	(891.2)	(891.3)	(891.4)
Total Wolverine World Wide, Inc. stockholders’ equity	342.4	320.6	656.9
Noncontrolling interest	20.3	18.4	17.3
Total stockholders’ equity	362.7	339.0	674.2
Total liabilities and stockholders’ equity	$2,231.3	$2,492.7	$3,170.6
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Year-To-Date Ended
(In millions)	September 30, 2023	October 1, 2022
OPERATING ACTIVITIES
Net earnings	$51.4	$171.7
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	26.3	25.2
Deferred income taxes	(1.6)	2.5
Stock-based compensation expense	11.8	26.4
Pension and SERP expense	1.2	7.0
Impairment of long-lived assets	55.8	—
Environmental and other related costs, net of cash payments and recoveries received	(68.8)	(35.8)
Gain on sale of businesses, trademarks and intangible assets	(77.8)	(90.0)
Other	(1.1)	(4.9)
Changes in operating assets and liabilities:
Accounts receivable	(25.1)	(133.5)
Inventories	178.5	(533.5)
Other operating assets	(11.7)	(15.1)
Accounts payable	(74.7)	109.2
Income taxes payable	5.6	5.7
Other operating liabilities	(62.8)	(25.1)
Net cash provided by (used in) operating activities	7.0	(490.2)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(18.5)	(23.5)
Proceeds from sale of businesses, trademarks, intangible assets and other assets	136.0	90.0
Investment in joint ventures	—	(2.8)
Other	(1.3)	4.5
Net cash provided by investing activities	116.2	68.2
FINANCING ACTIVITIES
Payments under revolving credit agreements	(620.0)	(153.0)
Borrowings under revolving credit agreements	565.0	668.0
Payments on long-term debt	(7.5)	(7.5)
Payments of debt issuance costs	(0.9)	—
Cash dividends paid	(24.5)	(24.7)
Purchases of common stock for treasury	—	(81.3)
Employee taxes paid under stock-based compensation plans	(5.8)	(7.4)
Proceeds from the exercise of stock options	0.1	1.4
Contributions from noncontrolling interests	2.1	7.0
Net cash provided by (used in) financing activities	(91.5)	402.5
Effect of foreign exchange rate changes	(2.5)	(5.8)
Increase (decrease) in cash and cash equivalents	29.2	(25.3)
Cash and cash equivalents at beginning of the year	135.5	161.7
Cash and cash equivalents at end of the quarter	$164.7	$136.4
Cash and cash equivalents at the end of the third quarter of 2023 in the consolidated condensed statements of cash flows includes $4.3 million of Wolverine Leathers business related cash and cash equivalents that are classified as held for sale as of September 30, 2023 that are not included in cash and cash equivalents in the consolidated condensed balance sheets. The cash and cash equivalents at beginning of the year balance includes $4.0 million of Wolverine Leathers business related cash and cash equivalents that were classified as held for sale as of December 31, 2022.
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at July 2, 2022	$112.1	$311.9	$1,246.1	$(134.8)	$(891.4)	$17.9	$661.8
Net earnings (loss)			39.0			(0.2)	38.8
Other comprehensive loss				(24.9)		(0.4)	(25.3)
Shares issued, net of shares forfeited under stock incentive plans (20,672 shares)	0.1	(0.3)					(0.2)
Stock-based compensation expense		7.1					7.1
Cash dividends declared ($0.10 per share)			(8.0)				(8.0)
Balance at October 1, 2022	$112.2	$318.7	$1,277.1	$(159.7)	$(891.4)	$17.3	$674.2

Balance at July 1, 2023	$112.9	$326.8	$933.8	$(135.5)	$(891.2)	$20.1	$366.9
Net earnings			8.6			0.4	9.0
Other comprehensive loss				(9.0)		(0.2)	(9.2)
Stock-based compensation expense		4.0					4.0
Cash dividends declared ($0.10 per share)			(7.9)				(7.9)
Issuance of treasury shares (2,374 shares)		(0.1)			—		(0.1)
Balance at September 30, 2023	$112.9	$330.7	$934.5	$(144.5)	$(891.2)	$20.3	$362.7
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at January 1, 2022	$111.6	$298.9	$1,128.2	$(98.9)	$(810.2)	$14.8	$644.4
Net earnings (loss)			173.3			(1.6)	171.7
Other comprehensive loss				(60.8)		(0.8)	(61.6)
Shares issued, net of shares forfeited under stock incentive plans (463,473 shares)	0.5	(8.0)					(7.5)
Shares issued for stock options exercised, net (74,482 shares)	0.1	1.4					1.5
Stock-based compensation expense		26.4					26.4
Cash dividends declared ($0.30 per share)			(24.4)				(24.4)
Issuance of treasury shares (4,203 shares)		—			0.1		0.1
Purchase of common stock for treasury (3,815,164 shares)					(81.3)		(81.3)
Capital contribution from noncontrolling interest						$7.0	$7.0
Other						$(2.1)	$(2.1)
Balance at October 1, 2022	$112.2	$318.7	$1,277.1	$(159.7)	$(891.4)	$17.3	$674.2

Balance at December 31, 2022	$112.2	$325.4	$907.2	$(132.9)	$(891.3)	$18.4	$339.0
Net earnings (loss)			51.6			(0.2)	51.4
Other comprehensive income (loss)				(11.6)		—	(11.6)
Shares issued, net of shares forfeited under stock incentive plans (731,544 shares)	0.7	(6.5)					(5.8)
Shares issued for stock options exercised, net (6,042 shares)	—	0.1					0.1
Stock-based compensation expense		11.8					11.8
Cash dividends declared ($0.30 per share)			(24.3)				(24.3)
Issuance of treasury shares (6,001 shares)		(0.1)			0.1		—
Capital contribution from noncontrolling interest						2.1	2.1
Balance at September 30, 2023	$112.9	$330.7	$934.5	$(144.5)	$(891.2)	$20.3	$362.7
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
In the third quarter of fiscal 2023, the Company entered into a multi-year licensing agreement of the Hush Puppies® brand in the United States and Canada. As part of this agreement, the Company agreed to sell inventory and provide certain transition services to the licensee. In addition, the Company completed the sale of Hush Puppies® trademarks, patents, copyrights, and domains in China, Hong Kong, and Macau. Wolverine will continue to own the Hush Puppies® brand throughout the rest of the world. See Note 18 for further discussion.
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
In the second quarter of 2023, the Company incurred $15.6 million in non-cash impairment charges on certain Corporate U.S. office long-lived property, plant and equipment and right-of-use assets, primarily resulting from divestiture activities and consolidation of U.S. offices, to adjust the carrying amount of the assets to estimated fair value. Fair value was estimated based on the discounted cash flows of estimated rental income from subleases net of estimated expenses. In the third quarter of 2023, the Company incurred $1.9 million in non-cash impairment charges on certain Sperry® retail store assets where the estimated future cash flows did not support the net book value of the assets. The following table provides details related to asset impairment charges recorded during 2023:

	Quarter Ended	Year-To-Date Ended
(In millions)	September 30, 2023	September 30, 2023
Lease right-of-use assets impairment	$—	$12.1
Property, plant and equipment impairment	1.9	5.4
Indefinite-lived trade name impairment (1)	38.3	38.3
Total impairment	$40.2	$55.8
(1) See Note 4 for information related to the Indefinite-lived trade name impairment recorded in the third quarter of fiscal 2023.
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

3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$8.6	$39.0	$51.6	$173.3
Adjustment for earnings allocated to non-vested restricted common stock	(0.2)	(0.8)	(1.2)	(3.4)
Net earnings used in calculating basic and diluted earnings per share	$8.4	$38.2	$50.4	$169.9
Denominator:
Weighted average shares outstanding	79.5	78.7	79.4	80.0
Effect of dilutive stock options	—	0.2	—	0.2
Shares used in calculating diluted earnings per share	79.5	78.9	79.4	80.2
Net earnings per share:
Basic	$0.11	$0.49	$0.64	$2.12
Diluted	$0.11	$0.48	$0.64	$2.12
For the quarter and year-to-date ended September 30, 2023, 1,964,421 and 2,042,094 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the quarter and year-to-date ended October 1, 2022, 1,422,302 and 1,126,353 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Year-To-Date Ended
(In millions)	September 30, 2023	October 1, 2022
Goodwill balance at beginning of the year	$485.0	$556.6
Sale of business (see Note 18)	(20.4)	—
Foreign currency translation effects	0.8	(30.1)
Goodwill balance at end of the quarter	$465.4	$526.5
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $237.0 million, $274.0 million, and $658.6 million as of September 30, 2023, December 31, 2022, and October 1, 2022, respectively. In the third quarter of 2023, due to the continued lower current year performance of the Sperry® brand, the Company determined that a triggering event had occurred requiring impairment testing of the Sperry® trade name. Based on the results of the impairment testing, the Company recognized impairment charges of $38.3 million to the Sperry® trade name. The impairment charge was due to reductions in future cash flow assumptions mainly due to decreases in anticipated future performance and an increase in the discount rate used in the valuation. In conjunction with the Sperry® trade name impairment trigger identified, the Company performed a quantitative impairment analysis of the Lifestyle reporting unit and concluded the reporting unit was not impaired. The estimated fair value of the Lifestyle reporting unit exceeded the carrying value by 30%.
In the fourth quarter of 2022, the Company recognized impairment charges of $191.0 million and $189.3 million related to the Sperry® and Sweaty Betty® trade names, respectively, and recognized a $48.4 million goodwill impairment charge related to the Sweaty Betty® reporting unit.
The risk of future non-cash impairment of the Sperry® and Sweaty Betty® trade names and Sweaty Betty® goodwill is dependent on whether actual results differ from the key assumptions used in the determination of each trade name's fair value and the Sweaty Betty® reporting unit’s fair value, such as revenue growth, earnings before interest, taxes depreciation and amortization margin, discount rate, and assumed tax rate, or if macroeconomic conditions deteriorate and adversely affect the values of the Company's Sperry® and Sweaty Betty® trade names and the Sweaty Betty® reporting unit. A future impairment charge of the Sperry® trade name or Sweaty Betty® trade name and the Sweaty Betty® reporting unit goodwill could have an adverse material effect on the Company's consolidated financial results. The carrying values of the Company’s Sperry® and Sweaty Betty® trade names indefinite-lived assets were $67.0 million and $95.3 million, respectively, as of September 30, 2023.
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
The proceeds of the RPA are classified as operating activities in the Company's consolidated condensed statements of cash flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections of the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $144.7 million and $510.3 million for the quarter and year-to-date ended September 30, 2023, respectively. Total cash collections under the RPA were $148.7 million and $521.5 million in the quarter and year-to-date ended September 30, 2023, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
As of the fiscal quarter ended September 30, 2023, the amount sold to the Purchasers under the RPA was $131.5 million, which was derecognized from the consolidated condensed balance sheets. As collateral against sold receivables, Rockford ARS maintains a certain level of unsold receivables, which was $61.5 million as of the fiscal quarter ended September 30, 2023.

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

	Quarter Ended September 30, 2023			Quarter Ended October 1, 2022
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$225.2	$103.4	$328.6	$288.7	$109.5	$398.2
Work Group	111.4	11.6	123.0	145.4	12.4	157.8
Lifestyle Group	42.8	20.0	62.8	81.7	36.0	117.7
Other	11.7	1.6	13.3	15.8	1.9	17.7
Total Revenue	$391.1	$136.6	$527.7	$531.6	$159.8	$691.4

	Year-To-Date Ended September 30, 2023			Year-To-Date Ended October 1, 2022
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$800.4	$297.4	$1,097.8	$849.5	$323.1	$1,172.6
Work Group	322.4	32.9	355.3	398.1	37.7	435.8
Lifestyle Group	162.0	61.0	223.0	244.8	102.1	346.9
Other	35.9	4.2	40.1	60.0	4.5	64.5
Total Revenue	$1,320.7	$395.5	$1,716.2	$1,552.4	$467.4	$2,019.8
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company was due $15.2 million of remaining fixed transaction price under its license agreements as of September 30, 2023, which it expects to recognize per the terms of its contracts over the course of time through December 2028. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
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
The Company’s contract balances are as follows:

(In millions)	September 30, 2023	December 31, 2022	October 1, 2022
Product returns reserve	$10.8	$15.3	$11.6
Customer markdowns reserve	4.6	2.6	2.2
Other sales incentives reserve	3.4	3.3	3.7
Customer rebates liability	14.0	19.8	18.2
Customer advances liability	4.9	9.1	5.3
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
7.DEBT
Total debt consists of the following obligations:

(In millions)	September 30, 2023	December 31, 2022	October 1, 2022
Term Facility, due October 21, 2026	$182.5	$190.0	$192.5
Senior Notes, 4.000% interest, due August 15, 2029	550.0	550.0	550.0
Borrowings under revolving credit agreements	370.0	425.0	740.0
Unamortized deferred financing costs	(6.2)	(7.0)	(7.3)
Total debt	$1,096.3	$1,158.0	$1,475.2
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
The Term Facility requires quarterly principal payments with a balloon payment due on October 21, 2026. The scheduled principal payments due under the Term Facility over the next 12 months total $10.0 million as of September 30, 2023 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets.
The Revolving Facility allows the Company to borrow up to an aggregate amount of $1.0 billion. The Revolving Facility also includes a $100.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Facility of $6.6 million, $5.7 million and $5.6 million as of September 30, 2023, December 31, 2022 and October 1, 2022, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Facility.
The interest rates applicable to amounts outstanding under Term Facility and to U.S. dollar denominated amounts outstanding under the Revolving Facility are, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Credit Agreement). At September 30, 2023, the Term Facility and the Revolving Facility had a weighted-average interest rate of 6.38%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Senior Credit Facilities also contain certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Senior Credit Facilities require compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Senior Credit Facilities). As of September 30, 2023, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.
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

The Company has a foreign revolving credit facility with aggregate available borrowings of $2.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of September 30, 2023, December 31, 2022 and October 1, 2022.
The Company included in interest expense the amortization of deferred financing costs of $0.6 million and $1.6 million for the quarter and year-to-date ended September 30, 2023, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.5 million and $1.5 million for the quarter and year-to-date ended October 1, 2022, respectively.
8.LEASES
The following is a summary of the Company’s lease cost.

	Quarter Ended		Year-To-Date Ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Operating lease cost	$10.0	$8.6	$30.5	$26.4
Variable lease cost	3.9	3.8	10.9	11.4
Short-term lease cost	0.7	0.6	2.6	2.2
Sublease income	(1.3)	(2.0)	(4.5)	(6.2)
Total lease cost	$13.3	$11.0	$39.5	$33.8
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Quarter Ended		Year-To-Date Ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Cash paid for operating lease liabilities	$10.0	$11.1	$32.6	$30.3
Operating lease assets obtained in exchange for lease liabilities	4.2	9.7	9.6	59.0
The Company did not enter into any real estate leases with commencement dates subsequent to September 30, 2023.
9.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 531 days, 524 days, and 524 days as of September 30, 2023, December 31, 2022 and October 1, 2022, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity.
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

The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	September 30, 2023	December 31, 2022	October 1, 2022
Foreign exchange hedge contracts	$267.8	$334.2	$376.3
Interest rate swap	109.6	176.2	240.6
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	September 30, 2023	December 31, 2022	October 1, 2022
Financial assets:
Foreign exchange hedge contracts	$4.3	$7.5	$32.3
Interest rate swap	3.0	6.1	7.2
Financial liabilities:
Foreign exchange hedge contracts	$(0.3)	$(1.3)	$—
Foreign exchange hedge contract financial assets are recorded to prepaid expenses and other current assets and financial liabilities are recorded to other accrued liabilities on the consolidated balance sheets. Interest rate swap financial assets are recorded to other assets and financial liabilities are recorded to other liabilities on the consolidated condensed balance sheets.
10.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $4.0 million and $11.8 million, and related income tax benefits of $0.8 million and $2.3 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended September 30, 2023, respectively. The Company recognized compensation expense of $7.1 million and $26.4 million, and related income tax benefits of $1.4 million and $5.1 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended October 1, 2022, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
The Company granted restricted awards and performance awards as follows:

	Year-To-Date Ended September 30, 2023		Year-To-Date Ended October 1, 2022
(In millions)	Company Shares Issued	Weighted-Average Grant Date Fair Value	Company Shares Issued	Weighted-Average Grant Date Fair Value
Restricted Awards	1,412,030	$14.90	965,341	$26.06
Performance Awards	680,737	$15.16	393,647	$29.90
11.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended		Year-To-Date Ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Service cost pertaining to benefits earned during the period	$0.7	$1.3	$2.3	$4.0
Interest cost on projected benefit obligations	4.4	3.3	13.3	9.9
Expected return on pension assets	(4.6)	(5.1)	(13.9)	(15.4)
Net amortization loss	(0.1)	2.9	(0.5)	8.5
Net pension expense	$0.4	$2.4	$1.2	$7.0
The non-service cost components of net pension expense is recorded in the Other expense, net line item on the consolidated condensed statements of operations and comprehensive income.

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
The Company’s effective tax rates for the quarter and year-to-date ended September 30, 2023 were 4.6% and 24.5%, respectively. The Company’s effective tax rates for the quarter and year-to-date ended October 1, 2022 were 10.9% and 19.3%, respectively. The decrease in the effective tax rate between 2023 and 2022 for the quarter-to-date period is due to income mix changes between jurisdictions with differing tax rates, partially offset by discrete tax expenses in the current year compared to discrete benefits in the prior year. The increase in the effective tax rate between 2023 and 2022 for the year-to-date period is due to discrete tax expenses in the current year compared to discrete tax benefits in the prior year, partially offset by income mix changes between jurisdictions with differing tax rates.
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
The change in accumulated other comprehensive income (loss) during the quarters ended September 30, 2023 and October 1, 2022 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at July 2, 2022	$(115.9)	$9.8		$(28.7)		$(134.8)
Other comprehensive income (loss) before reclassifications (1)	(40.9)	17.4		—		(23.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.7)	(2)	2.9	(3)	(1.8)
Income tax expense (benefit)	—	1.1		(0.7)		0.4
Net reclassifications	—	(3.6)		2.2		(1.4)
Net current-period other comprehensive income (loss) (1)	(40.9)	13.8		2.2		(24.9)
Balance at October 1, 2022	$(156.8)	$23.6		$(26.5)		$(159.7)

Balance at July 1, 2023	$(125.0)	$(8.5)		$(2.0)		$(135.5)
Other comprehensive income (loss) before reclassifications (1)	(13.1)	8.9		—		(4.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6.1)	(2)	(0.1)	(3)	(6.2)
Income tax expense (benefit)	—	1.4		—		1.4
Net reclassifications	—	(4.7)		(0.1)		(4.8)
Net current-period other comprehensive income (loss) (1)	(13.1)	4.2		(0.1)		(9.0)
Balance at September 30, 2023	$(138.1)	$(4.3)		$(2.1)		$(144.5)
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
The change in accumulated other comprehensive income (loss) during the year-to-date periods ended September 30, 2023 and October 1, 2022 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at January 1, 2022	$(56.8)	$(8.9)		$(33.2)		$(98.9)
Other comprehensive income (loss) before reclassifications (1)	(100.0)	39.1		—		(60.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8.7)	(2)	8.5	(3)	(0.2)
Income tax expense (benefit)	—	2.1		(1.8)		0.3
Net reclassifications	—	(6.6)		6.7		0.1
Net current-period other comprehensive income (loss) (1)	(100.0)	32.5		6.7		(60.8)
Balance at October 1, 2022	$(156.8)	$23.6		$(26.5)		$(159.7)

Balance at December 31, 2022	$(133.1)	$1.9		$(1.7)		$(132.9)
Other comprehensive income (loss) before reclassifications (1)	(9.2)	6.0		—		(3.2)
Amounts reclassified from accumulated other comprehensive income (loss)	4.2	(16.2)	(2)	(0.5)	(3)	(12.5)
Income tax expense (benefit)	—	4.0		0.1		4.1
Net reclassifications	4.2	(12.2)		(0.4)		(8.4)
Net current-period other comprehensive income (loss) (1)	(5.0)	(6.2)		(0.4)		(11.6)
Balance at September 30, 2023	$(138.1)	$(4.3)		$(2.1)		$(144.5)
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	September 30, 2023	December 31, 2022	October 1, 2022
Financial assets:
Derivatives	$7.3	$13.6	$39.5
Financial liabilities:
Derivatives	$(0.3)	$(1.3)	$—
The fair value of foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. The interest rate swap was valued based on the current forward rates of the future cash flows.

Nonrecurring Fair Value Measurements
Indefinite-lived intangible assets and goodwill are tested annually, or if a triggering event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). In the third quarter of fiscal 2023, after completion of impairment testing, the Company recognized impairment charges of $38.3 million to the Sperry® trade name. Refer to Note 4, “Goodwill and Other Intangibles” for additional discussion on the Sperry® trade name impairment.
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

(In millions)	September 30, 2023	December 31, 2022	October 1, 2022
Carrying value	$1,096.3	$1,158.0	$1,475.2
Fair value	971.9	1,042.9	1,355.2
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
There were no developments during the first three quarters of 2023 that required the Company to change the amount accrued for the Litigation Matters described above. The Company made related payments of $37.8 million in connection with the Litigation Matters described above during the first three quarters of 2023. As of September 30, 2023, the Company had recorded liabilities of $2.7 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities in the consolidated condensed balance sheets.
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
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Year-To-Date Ended
(In millions)	September 30, 2023	October 1, 2022
Remediation liability at beginning of the year	$74.1	$85.7
Changes in estimate	(21.0)	—
Amounts paid	(9.5)	(21.3)
Remediation liability at the end of the quarter	$43.6	$64.4
The reserve balance as of September 30, 2023 includes $22.8 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $20.8 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to September 30, 2023 are as follows:

(In millions)	2023	2024	2025	2026	2027	Thereafter
Minimum royalties	$—	$—	$—	$—	$—	$—
Minimum advertising	—	3.9	3.3	3.3	3.4	3.6
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.5 million and $1.2 million for the quarter and year-to-date ended September 30, 2023, respectively. For the quarter and year-to-date ended October 1, 2022, the Company incurred royalty expense in accordance with these agreements of $0.7 million and $1.9 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.3 million and $5.0 million for the quarter and year-to-date ended September 30, 2023, respectively. For the quarter and year-to-date ended October 1, 2022, the Company incurred advertising expense in accordance with these agreements of $1.9 million and $4.8 million, respectively.
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

	Quarter Ended		Year-to-Date Ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue:
Active Group	$328.6	$398.2	$1,097.8	$1,172.6
Work Group	123.0	157.8	355.3	435.8
Lifestyle Group	62.8	117.7	223.0	346.9
Other	13.3	17.7	40.1	64.5
Total	$527.7	$691.4	$1,716.2	$2,019.8
Segment operating profit (loss):
Active Group	$32.7	$54.9	$124.6	$180.8
Work Group	15.4	28.2	45.7	81.7
Lifestyle Group	5.4	13.4	18.6	43.2
Other	2.8	2.8	9.3	9.7
Corporate	(29.0)	(40.5)	(79.5)	(69.1)
Operating profit	27.3	58.8	118.7	246.3
Interest expense, net	15.5	12.5	47.4	31.3
Other expense, net	2.4	2.7	3.2	2.2
Earnings before income taxes	$9.4	$43.6	$68.1	$212.8

(In millions)	September 30, 2023	December 31, 2022	October 1, 2022
Total assets:
Active Group	$1,270.0	$1,331.5	$1,697.4
Work Group	322.4	375.7	452.0
Lifestyle Group	336.5	514.8	760.9
Other	64.5	58.6	67.0
Corporate	237.9	212.1	193.3
Total	$2,231.3	$2,492.7	$3,170.6
Goodwill:
Active Group	$314.9	$314.4	$358.0
Work Group	59.8	59.6	58.7
Lifestyle Group	77.1	97.4	96.2
Other	13.6	13.6	13.6
Total	$465.4	$485.0	$526.5
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
The following is a summary of these VIE’s assets and liabilities included in the Company’s consolidated condensed balance sheets.

(In millions)	September 30, 2023	December 31, 2022	October 1, 2022
Cash	$4.1	$5.8	$8.9
Accounts receivable	8.4	19.7	11.3
Inventory	36.1	16.0	16.3
Other current assets	4.0	2.4	1.7
Noncurrent assets	0.9	0.8	2.9
Total assets	$53.5	$44.7	$41.1

Current liabilities	$11.8	$9.6	$5.8
Noncurrent liabilities	0.1	1.6	—
Total liabilities	$11.9	$11.2	$5.8

Nonconsolidated VIEs
The Company also has two joint ventures that are VIEs that are not consolidated as the Company does not have the power to direct the most significant activities that impact the VIEs' economic performance. The two VIEs distribute footwear and apparel products in the Asia Pacific region. The following is a summary of carrying amounts of assets included in the Company’s consolidated condensed balance sheets as of September 30, 2023, December 31, 2022 and October 1, 2022, respectively, related to VIEs for which the Company is not the primary beneficiary. The Company’s maximum exposure to loss is the same as the carrying amounts.
The following is a summary of the carrying amounts of assets included in the Company’s Consolidated Condensed Balance Sheets.

(In millions)	September 30, 2023	December 31, 2022	October 1, 2022
Equity method investments (1)	$7.9	$8.1	$8.9
(1) Equity method investments are included in “Other Assets” on the consolidated condensed balance sheets.

Related Party Transactions
In the normal course of business, the Company enters into transactions with related party equity affiliates. Related party transactions consist of the sale of goods, made at arm’s length, and other arrangements. For the quarter and year-to-date ended September 30, 2023, the Company recognized net sales to equity affiliates totaling $16.8 million and $41.1 million, respectively. For the quarter and year-to-date ended October 1, 2022, the Company recognized net sales to equity affiliates totaling $9.5 million and $20.5 million, respectively.
The following table summarizes related party transactions included in the consolidated condensed balance sheets.

(In millions)	September 30, 2023	December 31, 2022	October 1, 2022
Accounts receivable due from related parties	$8.4	$18.1	$11.3
Long term liabilities due to related parties	—	—	—
Long term assets due from related parties	—	1.6	2.4
18. DIVESTITURES AND ASSETS AND LIABILITIES HELD FOR SALE
Divestiture of Keds® Business
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
Divestiture of U.S. Wolverine Leathers Business
On August 23, 2023, the Company completed the sale of its U.S. Wolverine Leathers business to its long-time customer, New Balance. The Company received $4.0 million in cash for the sale and recognized a gain on sale of $1.9 million. The assets sold, which were included in the Other segment category, consist of $2.1 million in inventory.
Divestiture of Hush Puppies intellectual property in China, Hong Kong, and Macau
On September 1, 2023, the Company entered into an asset purchase agreement to sell the Hush Puppies® trademarks, patents, copyrights and domains in China, Hong Kong and Macau to its current sublicensee, Beijing Jiaman Dress Co., Ltd. for cash of $58.8 million and recognized a gain on sale of $55.8 million. The gain on sale is net of transaction related fees of $3.0 million.

The transaction closed on September 14, 2023. The Company will continue to own the Hush Puppies® brand throughout the rest of the world.
Assets and Liabilities Held for Sale
During the fourth quarter of 2022, the Company announced that it had initiated a formal process to divest the Wolverine Leathers business. As noted above, the Company completed the sale of its U.S. Wolverine Leathers business. The Company continues to explore alternatives for the non-U.S. Wolverine Leathers business. The Company has determined that the non-U.S. Wolverine Leathers business meets the criteria to be classified as held for sale, and therefore has reclassified the related assets and liabilities as held for sale on the consolidated condensed balance sheets.
The following is a summary of the major categories of assets and liabilities that have been classified as held for sale on the consolidated condensed balance sheets at September 30, 2023:

(In millions)	September 30, 2023
Cash and cash equivalents	$4.3
Accounts receivables, net	3.0
Inventories	8.8
Total assets held for sale	$16.1

Accounts payable	$2.8
Accrued liabilities	0.3
Total liabilities held for sale	$3.1
The Company determined that the planned divestiture of the non-U.S. Wolverine Leathers business does not represent a strategic shift that had or will have a major effect on the consolidated condensed results of operations, and therefore results of this business were not classified as discontinued operations.

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
The Company’s brands are marketed in approximately 170 countries and territories at September 30, 2023, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At September 30, 2023, the Company operated 165 retail stores in the U.S., Europe and Canada and 56 direct-to-consumer eCommerce sites.
Effective February 4, 2023, the Company completed the sale of the Keds® business. On May 10, 2023, the Company announced that it is exploring strategic alternatives for the Sperry® business while it continues the foundational work needed to position the brand for long-term success.
In the third quarter of fiscal 2023, the Company entered into a multi-year licensing agreement of the Hush Puppies® brand in the United States and Canada. In addition, the Company completed the sale of Hush Puppies® trademarks, patents, copyrights, and domains in China, Hong Kong, and Macau.
Known Trends Impacting Our Business
Macroeconomic conditions and supply chain disruptions continue to adversely affect the Company’s business results. During the third quarter of 2022, inventory transit times improved ahead of plan, resulting in challenges managing the timing of inventory flow, which led to the Company having excess inventory. Elevated inventory levels have resulted, and continue to result, in storage and process capacity pressures at the Company’s U.S. distribution centers. The Company has incurred additional inventory carrying costs including costs for outside storage and other inventory related holding costs. The Company decreased inventory purchases and increased promotional activity during the fourth quarter of 2022 and the first three quarters of 2023 to reduce excess inventory. These actions resulted in inventories declining in the first three quarters of 2023 by $181.4 million, compared to the fourth quarter of 2022. As of the end of the third quarter of 2023, the Company had $16.6 million of inventory in-transit, which represents a decrease of $125.9 million as compared to the end of the fourth quarter of 2022. As inventory transit and product purchase timelines continue to move towards pre-pandemic levels, the Company expects that the flow of seasonal product and our inventory levels will normalize by the end of fiscal 2023.
Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising interest rates, energy prices and recession fears are creating a complex and challenging retail environment for the Company and our customers as consumers generally seek discounted merchandise and reduce discretionary spending, which in turn impacts wholesale customer orders. Inflationary pressures are increasing logistics costs, including labor costs, raw materials costs and product input costs, which continue to adversely affect the Company’s results. These increased costs, combined with higher promotional activity, contributed to gross margin contraction of 230 basis points for the first three quarters of 2023 compared to the first three quarters of 2022. These impacts were partially offset by selective price increases taken in prior quarters by certain brands and products. The Company expects to continue to evaluate future pricing of its products. In addition, the strengthening of the U.S. dollar relative to other major currencies negatively impacted the Company’s financial results in the third quarter of 2023.
For a more complete discussion of the risks the Company encounters in our business, please refer to Item 1A, “Risk Factors” in the Company’s 2022 Form 10-K.
2023 FINANCIAL OVERVIEW
•Revenue was $527.7 million for the third quarter of 2023, representing a decrease of 23.7% compared to the third quarter of 2022.
•Gross margin was 40.8% in the third quarter of 2023 compared to 40.2% in the third quarter of 2022.
•The effective tax rates in the third quarters of 2023 and 2022 were 4.6% and 10.9%, respectively.

•Diluted earnings per share for the third quarter of 2023 was $0.11 per share compared to $0.48 per share for the third quarter of 2022.
•The Company declared cash dividends of $0.10 per share in the third quarters of both 2023 and 2022.
•Cash flow provided by operating activities was $7.0 million for the first three quarters of 2023 compared to cash flow used in operating activities of $490.2 million for the first three quarters of 2022.
•Compared to the third quarter of 2022, inventory decreased $317.1 million, or 36.0%.
RESULTS OF OPERATIONS

	Quarter Ended			Year-To-Date Ended
(In millions, except per share data)	September 30, 2023	October 1, 2022	Percent Change	September 30, 2023	October 1, 2022	Percent Change
Revenue	$527.7	$691.4	(23.7)%	$1,716.2	$2,019.8	(15.0)%
Cost of goods sold	312.3	413.6	(24.5)	1,036.7	1,173.6	(11.7)
Gross profit	215.4	277.8	(22.5)	679.5	846.2	(19.7)
Selling, general and administrative expenses	203.3	216.8	(6.2)	610.8	657.3	(7.1)
Gain on sale of businesses, trademarks, and intangible assets	(57.7)	—	*	(77.8)	(90.0)	13.6
Impairment of long-lived assets	40.2	—	*	55.8	—	*
Environmental and other related costs, net of recoveries	2.3	2.2	4.5	(28.0)	32.6	(185.9)
Operating profit	27.3	58.8	(53.6)	118.7	246.3	(51.8)
Interest expense, net	15.5	12.5	24.0	47.4	31.3	51.4
Other expense, net	2.4	2.7	(11.1)	3.2	2.2	45.5
Earnings before income taxes	9.4	43.6	(78.4)	68.1	212.8	(68.0)
Income tax expense	0.4	4.8	(91.7)	16.7	41.1	(59.4)
Net earnings	9.0	38.8	(76.8)	51.4	171.7	(70.1)
Less: net earnings (loss) attributable to noncontrolling interests	0.4	(0.2)	300.0	(0.2)	(1.6)	87.5
Net earnings attributable to Wolverine World Wide, Inc.	$8.6	$39.0	(77.9)	$51.6	$173.3	(70.2)
Diluted earnings per share	$0.11	$0.48	(77.1)%	$0.64	$2.12	(69.8)%
* Percentage change not meaningful
REVENUE
Revenue was $527.7 million for the third quarter of 2023, representing a decline of $163.7 million compared to the third quarter of 2022. The change in revenue reflected a $69.6 million, or 17.5%, decline from the Active Group, a $34.8 million, or 22.1%, decline from the Work Group, and a $54.9 million, or 46.6%, decline from the Lifestyle Group. The Active Group’s revenue decrease was primarily driven by a decrease of $50.4 million from Merrell®, $18.9 million from Saucony® and $7.5 million from Chaco®, partially offset by an increase of $7.2 million from Sweaty Betty®. The Work Group’s revenue decrease was primarily driven by a decrease of $28.1 million from Cat®, $4.0 million from Harley-Davidson® and $2.8 million from Wolverine®. The Lifestyle Group’s revenue decline was primarily driven by a decrease of $32.7 million from Sperry® and $21.3 million from Keds®, which was sold during the first quarter of 2023. Changes in foreign exchange rates increased revenue by $6.9 million during the third quarter of 2023. Direct-to-consumer revenue decreased during the third quarter of 2023 by $23.2 million, or 14.5%, compared to the third quarter of 2022.
Revenue was $1,716.2 million for the first three quarters of 2023, representing a decline of $303.6 million compared to the first three quarters of 2022. The change in revenue reflected a $74.8 million, or 6.4%, decrease from the Active Group, a $80.5 million, or 18.5%, decrease from the Work Group, and a $123.9 million, or 35.7%, decrease from the Lifestyle Group. The Active Group’s revenue decrease was primarily driven by a decrease of $56.4 million from Merrell®, $22.7 million from Chaco® and $2.3 million from Sweaty Betty®, partially offset by an increase of $6.6 million from Saucony®. The Work Group’s revenue decrease was primarily driven by a decrease of $40.1 million from Cat®, $26.3 million from Wolverine®, $12.5 million from Harley-Davidson® and $5.1 million from Bates®. The Lifestyle Group’s revenue decline was primarily driven by a decrease of $67.5 million from Keds®, which was sold during the first quarter of 2023, and $59.7 million from Sperry®, partially offset by an increase of $3.3 million from Hush Puppies®. Changes in foreign exchange rates decreased revenue by

$0.4 million during the first three quarters of 2023. Direct-to-consumer revenue decreased during the first three quarters of 2023 by $71.9 million, or 15.4%, compared to the first three quarters of 2022.
GROSS MARGIN
Gross margin was 40.8% in the third quarter of 2023 compared to 40.2% in the third quarter of 2022. The gross margin increase in the third quarter was primarily driven by favorable product mix changes in the Company’s wholesale channel (100 basis points), partially offset by increased closeout sales (40 basis points).
Gross margin was 39.6% in the first three quarters of 2023 compared to 41.9% during the first three quarters of 2022. The gross margin decrease in the first three quarters of 2023 was primarily driven by unfavorable product cost changes in the Company’s wholesale channel (100 basis points), unfavorable average selling price and product costs changes in the Company’s direct-to-consumer channel (60 basis points), and increased closeout sales (50 basis points).
OPERATING EXPENSES
Operating expenses decreased $30.9 million, from $219.0 million in the third quarter of 2022 to $188.1 million in the third quarter of 2023. The decrease was primarily driven by the gain on the sale of businesses, trademarks, and intangible assets ($57.7 million), lower advertising costs ($14.0 million), lower incentive compensation costs ($5.9 million), lower product development costs ($1.5 million), lower general and administrative costs ($1.5 million), and lower selling costs ($1.3 million), partially offset by the impairment of intangible assets ($38.3 million), higher reorganization costs ($8.5 million), higher divestiture costs ($2.1 million) and the impairment of long-lived assets ($1.9 million). Environmental and other related costs were $2.3 million and $2.2 million in the third quarter of 2023 and 2022, respectively.
Operating expenses decreased $39.1 million, from $599.9 million in the first three quarters of 2022 to $560.8 million in the first three quarters of 2023. The decrease was primarily driven by the gain on the sale of businesses, trademarks, and intangible assets ($77.8 million), lower environmental and other related costs, net of insurance recoveries ($60.6 million), lower advertising costs ($33.4 million), lower incentive compensation costs ($23.9 million), lower selling costs ($5.8 million), lower product development costs ($3.1 million), and prior year Sweaty Betty integration costs that did not reoccur ($1.2 million), partially offset by the prior year gain recorded on the sale of the Champion trademarks for footwear in the United States and Canada ($90.0 million), the impairment of intangible assets ($38.3 million), the impairment of long-lived assets ($17.5 million), higher reorganization costs ($15.8 million), higher general and administrative costs ($3.0 million), and higher divestiture costs ($2.1 million). Environmental and other related costs were $6.0 million and $44.7 million in the first three quarters of 2023 and 2022, respectively.
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $15.5 million in the third quarter of 2023 compared to $12.5 million in the third quarter of 2022. Net interest expense was $47.4 million in the first three quarters of 2023 compared to $31.3 million in the first three quarters of 2022. The increase in interest expense for both the quarter-to-date and year-to-date periods is due to higher average revolver borrowings and higher average interest rates on the Company’s outstanding debt.
Other expense was $2.4 million in the third quarter of 2023, compared to other expense of $2.7 million in the third quarter of 2022. Other expense was $3.2 million in the first three quarters of 2023, compared to other expense of $2.2 million in the first three quarters of 2022.
The effective tax rates in the third quarter of 2023 and 2022 were 4.6% and 10.9%, respectively. The effective tax rates in the first three quarters of 2023 and 2022 were 24.5% and 19.3%, respectively. The decrease in the effective tax rate between 2023 and 2022 for the quarter-to-date period is due to income mix changes between jurisdictions with differing tax rates, partially offset by discrete tax expenses in the current year compared to discrete benefits in the prior year. The increase in the effective tax rate between 2023 and 2022 for the year-to-date period is due to discrete tax expenses in the current year compared to discrete tax benefits in the prior year, partially offset by income mix changes between jurisdictions with differing tax rates.
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
The reportable segment results are as follows:

	Quarter Ended				Year-To-Date Ended
(In millions)	September 30, 2023	October 1, 2022	Change	Percent Change	September 30, 2023	October 1, 2022	Change	Percent Change
REVENUE
Active Group	$328.6	$398.2	$(69.6)	(17.5)%	$1,097.8	$1,172.6	$(74.8)	(6.4)%
Work Group	123.0	157.8	(34.8)	(22.1)	355.3	435.8	(80.5)	(18.5)
Lifestyle Group	62.8	117.7	(54.9)	(46.6)	223.0	346.9	(123.9)	(35.7)
Other	13.3	17.7	(4.4)	(24.9)	40.1	64.5	(24.4)	(37.8)
Total	$527.7	$691.4	$(163.7)	(23.7)	$1,716.2	$2,019.8	$(303.6)	(15.0)
OPERATING PROFIT (LOSS)
Active Group	$32.7	$54.9	$(22.2)	(40.4)	$124.6	$180.8	$(56.2)	(31.1)
Work Group	15.4	28.2	(12.8)	(45.4)	45.7	81.7	(36.0)	(44.1)
Lifestyle Group	5.4	13.4	(8.0)	(59.7)	18.6	43.2	(24.6)	(56.9)
Other	2.8	2.8	—	—	9.3	9.7	(0.4)	(4.1)
Corporate	(29.0)	(40.5)	11.5	28.4	(79.5)	(69.1)	(10.4)	(15.1)
Total	$27.3	$58.8	$(31.5)	(53.6)%	$118.7	$246.3	$(127.6)	(51.8)%
Further information regarding the reportable segments can be found in Note 16 to the consolidated condensed financial statements.
Active Group
The Active Group’s revenue decreased $69.6 million, or 17.5%, in the third quarter of 2023 compared to the third quarter of 2022. The revenue decline was primarily driven by decreases of $50.4 million from Merrell®, $18.9 million from Saucony® and $7.5 million from Chaco® partially offset by an increase of $7.2 million from Sweaty Betty®. The Merrell® decrease was primarily due to the softening of hike category sales, following growth in the prior year, and high inventory levels at retail customers, which has adversely impacted order patterns. The Saucony® decrease is primarily due to softer consumer demand in the U.S. wholesale and eCommerce channels. The Chaco® decrease was primarily due to softer consumer demand and high inventory levels at retail customers. The Sweaty Betty® increase was primarily due to higher direct-to-consumer revenue resulting from new stores and improved order fulfillment in the U.S. wholesale channel.
The Active Group’s revenue decreased $74.8 million, or 6.4%, in the first three quarters of 2023 compared to the first three quarters of 2022. The revenue decline was primarily driven by decreases of $56.4 million from Merrell®, $22.7 million from Chaco®, and $2.3 million from Sweaty Betty®, partially offset by an increase of $6.6 million from Saucony®. The Merrell® decrease is primarily due to softer consumer demand in International, U.S. wholesale, and eCommerce channels. The Chaco® decrease was primarily due to softer consumer demand and high inventory levels at retail customers. The Sweaty Betty® decrease was primarily due to softer consumer demand in direct-to-consumer sales channels reflecting the challenging UK economic environment. The Saucony® increase was primarily driven by the strength and expanded sales of core technical road and trail product franchises, which include the Guide, Triumph and Endorphin series, and strength in international markets, partially offset by softer consumer demand in the U.S. wholesale and eCommerce channels.
The Active Group’s operating profit decreased $22.2 million, or 40.4%, in the third quarter of 2023 compared to the third quarter of 2022. The operating profit decrease was due to revenue decreases, partially offset by a 40 basis point increase in gross margin and a $6.8 million decrease in selling, general and administrative expenses. The increase in gross margin in the current year period was due to favorable product mix changes in the Company’s wholesale channel. The decrease in selling, general and administrative expenses in the current year periods was primarily due to lower advertising costs and selling expenses.
The Active Group’s operating profit decreased $56.2 million, or 31.1%, in the first three quarters of 2023 compared to the first three quarters of 2022. The operating profit decrease was due to revenue decreases and a 350 basis point decrease in gross margin, partially offset by a $16.0 million decrease in selling, general and administrative expenses. The decrease in gross margin in the current year period was due to increased closeout sales and higher promotional activity in the Company’s direct-to-consumer channel. The decrease in selling, general and administrative expenses in the current year periods was primarily due to lower advertising costs and selling expenses.
Work Group
The Work Group’s revenue decreased $34.8 million, or 22.1%, during the third quarter of 2023 compared to the third quarter of 2022. The revenue decline was primarily driven by a decrease of $28.1 million from Cat®, $4.0 million from Harley-Davidson®, and $2.8 million from Wolverine®. The Work Group’s revenue decreased $80.5 million, or 18.5%, during the first three quarters of 2023 compared to the first three quarters of 2022. The revenue decline was primarily driven by a decrease of $40.1 million from Cat®, $26.3 million from Wolverine®, $12.5 million from Harley-Davidson®, and $5.1 million from Bates®. The Cat® decrease was primarily due to softer consumer demand across all regions. The Wolverine® decrease was primarily due to softer consumer demand in U.S. wholesale and high inventory levels at retail customers resulting in a continually heightened promotional environment. The Harley-Davidson® decrease was primarily due to lower at-once shipments and declines in top dealer accounts. The Bates® decrease was primarily due to softer consumer demand in U.S. wholesale and direct-to-consumer channels.
The Work Group’s operating profit decreased $12.8 million, or 45.4%, in the third quarter of 2023 compared to the third quarter of 2022. The operating profit decrease was due to revenue decreases and a 120 basis point decrease in gross margin, partially offset by a $0.8 million decrease in selling, general and administrative expenses. The Work Group’s operating profit decreased $36.0 million, or 44.1%, in the first three quarters of 2023 compared to the first three quarters of 2022. The operating profit decrease was due to revenue decreases and a 230 basis point decrease in gross margin, partially offset by a $1.3 million decrease in selling, general and administrative expenses. The decrease in gross margin in the current year periods was due to increased closeout sales, product mix and unfavorable average selling price and higher promotional activity in the Company’s direct-to-consumer channel. The decrease in selling, general and administrative expenses in the current year periods was primarily due to lower advertising costs and selling expenses.
Lifestyle Group
The Lifestyle Group’s revenue decreased $54.9 million, or 46.6%, during the third quarter of 2023 compared to the third quarter of 2022. The revenue decline was driven by a decrease of $32.7 million from Sperry® and $21.3 million from Keds®. The Lifestyle Group’s revenue decreased $123.9 million, or 35.7%, during the first three quarters of 2023 compared to the first three quarters of 2022. The revenue decrease was driven by a decrease of $67.5 million from Keds® and $59.7 million from Sperry®, partially offset by an increase of $3.3 million from Hush Puppies®. The Keds® decrease is due to the divestiture of the business effective February 4, 2023. The Sperry® decline was primarily driven by softer consumer demand in the U.S. wholesale channel and direct-to-consumer sales channels, due to lower traffic. The Hush Puppies® increase was primarily due to the launch of a strategic distribution partnership with DSW in North America during the spring of fiscal 2022 and the strength of the brand’s lifestyle head-to-toe product offering internationally, with a focus on casual, comfort and color.
The Lifestyle Group’s operating profit decreased $8.0 million, or 59.7%, in the third quarter of 2023 compared to the third quarter of 2022. The operating profit decrease was due to revenue decreases, partially offset by a 240 basis point increase in gross margin and a $13.1 million decrease in selling, general and administrative expenses. The increase in gross margin in the current year period was primarily due to the divestiture of the lower margin Keds® business. The decrease in selling, general and administrative expenses in the current year period was primarily due to lower advertising costs, selling expenses and the divestiture of the Keds® business.
The Lifestyle Group’s operating profit decreased $24.6 million, or 56.9%, in the first three quarters of 2023 compared to the first three quarters of 2022. The operating profit decrease was due to revenue decreases and a 150 basis point decrease in gross margin, partially offset by a $32.6 million decrease in selling, general and administrative expenses. The decrease in gross margin in the current year period was due to increased closeout sales and higher promotional activity in the Company’s direct-to-consumer channel. The decrease in selling, general and administrative expenses in the current year period was primarily due to lower advertising costs, selling expenses and the divestiture of the Keds® business.

Other
The Other category’s revenue decreased $4.4 million, or 24.9%, in the third quarter of 2023 compared to the third quarter of 2022. The revenue decline was primarily driven by a $5.8 million decrease from the performance leathers business. The Other category’s revenue decreased $24.4 million, or 37.8%, in the first three quarters of 2023 compared to the first three quarters of 2022. The revenue decrease was primarily driven by a $18.7 million decrease from the performance leathers business.
Corporate
Corporate expenses decreased $11.5 million in the third quarter of 2023 compared to the third quarter of 2022, primarily due to gain on sale of businesses, trademarks, and intangible assets ($57.7 million), lower employee costs ($3.3 million) and lower incentive compensation costs ($2.7 million), partially offset by the impairment of long-lived assets ($40.2 million), higher reorganization costs ($8.5 million), and costs incurred associated with divestitures ($2.1 million) .
Corporate expenses increased $10.4 million in the first three quarters of 2023 compared to the first three quarters of 2022, primarily due to the 2022 gain recorded on the sale of the Champion trademarks for footwear in the United States and Canada ($90.0 million), the impairment of long-lived assets ($55.8 million), and higher reorganization costs ($15.8 million), partially offset by the gain on sale of businesses, trademarks, and intangible assets ($77.8 million), lower environmental and other related costs, net of insurance recoveries ($60.6 million), lower incentive compensation costs ($16.8 million), and lower employee costs ($3.6 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	September 30, 2023	December 31, 2022	October 1, 2022
Cash and cash equivalents (1)	$164.7	$135.5	$136.4
Debt	1,096.3	1,158.0	1,475.2
Available revolving credit facility (2)	623.4	569.3	254.4
(1)Cash and cash equivalents at September 30, 2023 in the consolidated condensed statements of cash flows includes $4.3 million of Wolverine Leathers business related cash and cash equivalents that are classified as held for sale and are not included in cash and cash equivalents in the consolidated condensed balance sheets. Cash and cash equivalents at December 31, 2022 includes $4.0 million of Wolverine Leathers business related cash and cash equivalents that were classified as held for sale.
(2)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.
Liquidity
Cash and cash equivalents of $164.7 million as of September 30, 2023 were $28.3 million higher compared to October 1, 2022. The increase is due primarily to cash provided by operating activities of $318.3 million, proceeds from divestitures of $136.0 million, and proceeds from company-owned life insurance policies of $30.5 million, partially offset by borrowings less repayments of debt of $380.0 million, cash dividends paid of $32.6 million, additions to property, plant and equipment of $31.5 million and shares acquired related to employee stock plans of $6.1 million. The Company had $623.4 million of borrowing capacity available under the revolving facility as of September 30, 2023. Cash and cash equivalents located in foreign jurisdictions totaled $143.5 million as of September 30, 2023.
Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends and for general corporate purposes.
The Company did not repurchase shares during the first three quarters of 2023 and repurchased $81.3 million of shares in the first three quarters of 2022. The common stock repurchase program expired in September 2023.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of September 30, 2023, the Company had a reserve of $43.6 million, of which $22.8 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities, and the remaining $20.8 million is recorded in other liabilities and is expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
Note 15 to the consolidated condensed financial statements also includes a detailed discussion of environmental litigation matters. As of September 30, 2023, the Company had recorded liabilities of $2.7 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities in the consolidated condensed balance sheets.
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
As of September 30, 2023, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.
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
The Company’s debt at September 30, 2023 totaled $1,096.3 million compared to $1,158.0 million at December 31, 2022. The reduced debt position primarily resulted from proceeds received from sale of businesses and trademarks.
Cash Flows
The following table summarizes cash flow activities:

	Year-To-Date Ended
(In millions)	September 30, 2023	October 1, 2022
Net cash provided by (used in) operating activities	$7.0	$(490.2)
Net cash provided by investing activities	116.2	68.2
Net cash provided by (used in) financing activities	(91.5)	402.5
Additions to property, plant and equipment	(18.5)	(23.5)
Depreciation and amortization	26.3	25.2
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first three quarters of 2023, a decrease in net working capital represented a source of cash of $9.8 million. Working capital balances were favorably impacted by a decrease in inventories of $178.5 million and an increase in income taxes payable of $5.6 million, partially offset by an increase in accounts receivable of $25.1 million, a decrease in other operating liabilities of $62.8 million, a decrease in accounts payable of $74.7 million, and an increase in other operating assets of $11.7 million. Operating cash flows included depreciation and amortization expense adjustment of $26.3 million, impairment of long-lived assets of $55.8 million, stock-based compensation expense adjustment of $11.8 million, pension expense adjustment of $1.2 million, environmental and other related costs, net of cash payments and recoveries cash outflow of $68.8 million, and gain on sale of divestitures of $77.8 million.

Investing Activities
The Company made capital expenditures of $18.5 million and $23.5 million in the first three quarters of 2023 and 2022, respectively, for building improvements, eCommerce site enhancements, new retail stores, distribution operations improvements and information system enhancements. The current year investing activity includes proceeds from divestitures of $136.0 million.
Financing Activities
The current year activity includes net payments under the Revolving Facility of $55.0 million. The Company paid $7.5 million in principal payments associated with its financing arrangements during the first three quarters of 2023 and 2022, respectively. The Company paid $5.8 million and $7.4 million during the first three quarters of 2023 and 2022, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans and received $0.1 million and $1.4 million in proceeds from the exercise of stock options during the first three quarters of 2023 and 2022, respectively. The Company did not repurchase shares in the first three quarters of 2023 and repurchased $81.3 million of shares in the first three quarters of 2022.
The Company declared cash dividends of $0.30 per share during the first three quarters of 2023 and 2022. Dividends paid in the first three quarters of 2023 and 2022 totaled $24.5 million, and $24.7 million respectively. A quarterly dividend of $0.10 per share was declared on November 1, 2023 to shareholders of record on January 2, 2024.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of September 30, 2023 and October 1, 2022, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $267.8 million and $376.3 million, respectively, with maturities ranging up to 531 and 524 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of September 30, 2023, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $9.2 million from their value as of December 31, 2022. As of October 1, 2022, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $100.0 million from their value as of January 1, 2022.
The Company is exposed to interest rate changes primarily as a result of interest expense on the term loan borrowings and any borrowings under the Revolving Facility. The Company’s total variable-rate debt was $552.5 million at September 30, 2023 and the Company held a forward dated interest rate swap agreement, denominated in U.S. dollars, that effectively converts $109.6 million of this amount to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4.    Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the third quarter of 2023.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 7 (July 2, 2023 to August 5, 2023)
Common Stock Repurchase Program(1)	—	—	—	$366,524,492
Employee Transactions(2)	8,857	12.74	—
Period 8 (August 6, 2023 to September 2, 2023)
Common Stock Repurchase Program(1)	—	—	—	$366,524,492
Employee Transactions(2)	292	8.41	—
Period 9 (September 3, 2023 to September 30, 2023)
Common Stock Repurchase Program(1)	—	—	—	$—
Employee Transactions(2)	—	—	—
Total for the Third Quarter Ended September 30, 2023
Common Stock Repurchase Program(1)	—	—	—	$—
Employee Transactions(2)	9,149	12.60	—
(1)On September 11, 2019, the Company’s Board of Directors approved a common stock repurchase program that authorized the repurchase of $400.0 million of common stock over a four-year period, incremental to the $113.4 million available as of that date for repurchases under the previous program. Since that date, the Company repurchased $146.9 million of common stock. The annual amount of any stock repurchases is restricted under the terms of the Company's Senior Credit Facilities and senior notes indenture. The common stock repurchase program expired on September 11, 2023.
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
ITEM 5.    Other Information
(c) During the quarter ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, in each case, as defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits
Exhibits filed as a part of this Form 10-Q are incorporated by reference herein.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 7, 2022.

10.1	Employment Agreement between Christopher E. Hufnagel and the Company, dated September 7, 2023.*

31.1	Certification of Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income; (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

November 9, 2023	/s/ Christopher E. Hufnagel
Date	Christopher E. Hufnagel President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory for Registrant)

November 9, 2023	/s/ Michael D. Stornant
Date	Michael D. Stornant Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)