Form 10-K
period 2023-12-30
WOLVERINE WORLD WIDE INC /DE/
filed 2024-02-22
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter: $1,145,305,700. Number of shares outstanding of the registrant’s Common Stock, $1 par value as of February 9, 2024: 79,745,927.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting expected to be held May 2, 2024 are incorporated by reference into Part III of this report.

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

PART I
Item 1.     Business
General
Wolverine World Wide, Inc. (the “Company”) is a leading designer, marketer and licensor of a broad range of quality casual footwear and apparel, performance outdoor and athletic footwear and apparel, kids' footwear, industrial work boots and apparel, and uniform shoes and boots. The Company’s products are marketed worldwide in approximately 170 countries and territories through owned operations in the United States ("U.S."), Canada, the United Kingdom ("U.K.") and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures.
Today, the Company sources and markets a broad range of footwear and apparel styles, including shoes, boots and sandals under many recognizable brand names, including Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, HYTEST®, Merrell®, Saucony®, Sweaty Betty® and Wolverine®. The Company licenses its Stride Rite® brand under a global license arrangement. The Company also markets Merrell® and Wolverine® brand apparel and accessories and licenses some of its brands for use on non-footwear products, including Hush Puppies® apparel, eyewear, watches, socks, handbags and plush toys; Wolverine® eyewear and gloves; and Saucony® apparel. Cat® is a registered trademark of Caterpillar Inc. and Harley-Davidson® is a registered trademark of H-D U.S.A., LLC.
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
The Company’s portfolio of brands are organized into the following reportable segments.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of Sperry® footwear, Keds® footwear, Hush Puppies® footwear and apparel, the Company’s leather marketing operations, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail stores and the Stride Rite® licensed business. The Corporate category consists of gains on the sale of businesses and trademarks, unallocated corporate expenses, such as corporate employee costs, corporate facility costs, reorganization activities, impairment of long-lived assets and environmental and other related costs.
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

Saucony®: Saucony® is a leading purpose-driven performance running lifestyle brand with roots dating back to 1898. Saucony® targets both elite and casual runners through award-winning design, innovation and performance technology. The brand is focused on meeting the functional biomechanical needs of runners while delivering on their emotional style needs as well. Widely recognized for award-winning technologies, Saucony® innovations include PWRRUN™ PB, a beaded superfoam that delivers high-performance energy return; PWRRUN+™ a cushioning foam for a plush ride; SPEEDROLL™ Technology, a blend of premium foam and forward geometry to promote a faster transition; and PWRTRAC™, a trail-specific outsole rubber. Saucony® offers five categories of performance footwear products; Competition, Road, Trail, Train and Walking; as well as the Originals lifestyle footwear inspired by Saucony® products of the 1970's to 2000's. Saucony® also offers a complete line of performance running apparel and select lifestyle apparel pieces. Through Saucony® Run For Good brand platform and charitable foundation, Saucony® is strengthening connections with consumers and elevating the positioning of the brand. The brand’s products are distributed primarily through leading run specialty and sporting goods retailers, as well as in Company-owned Saucony® retail stores and an eCommerce site.
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
Chaco®: For more than 30 years Chaco® has been creating premium footwear for outdoor adventure in and out of water. Originating as an innovation in the whitewater rafting world, Chaco® is the vibrant outdoor brand designing footwear for all walks of life and for a lifetime of adventure. Chaco® products are distributed primarily through specialty footwear retailers, the Chaco® eCommerce site, and other leading online and brick and mortar retailers.
2.Work Group
Wolverine®: For more than 135 years, Wolverine® has existed to support people who forge their own path: men and women who stop at nothing to build the future they want. Wolverine® designs and creates footwear, apparel and accessories made to outfit those working in the core trades across the world. The brand is known for its heritage, durability, and best-in-class performance comfort technology, as well as the Wolverine® 1000 Mile collection of premium lifestyle boots handcrafted in the USA from archival patterns. Wolverine® products can be found online at Wolverine.com and across a variety of retail channels including online retail, farm & fleet, work specialty, outdoor specialty, department stores and national family stores.
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
Bates®: Bates® Footwear is a leading supplier of tactical and uniform footwear for first responders and U.S. Military members. Civilian uniform users include police officers, firefighters, security and emergency medical services workers, and others in light industrial occupations. Bates® products are distributed through sporting goods chains, department stores, uniform specialty retailers, catalog retailers and online retailers.
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
Other Businesses
In addition to its reportable segments, the Company operates sourcing operations, a multi-brand direct-to-consumer business, the licensing of its Stride Rite® brand and Hush Puppies® brand. The Company’s results included in Other also included Sperry®, which was sold in 2024, and Keds®, which was sold in 2023. The Company also operated a performance leathers business, which was sold in 2023.
Sperry®: Sperry® was founded in 1935 by avid sailor, inventor and intrepid explorer Paul Sperry. The brand is fully rooted in the history of American style and continues to craft the tools for life’s memorable experiences on, off and by the water. From the invention of the world's first boat shoe, Sperry® is a market leader in both boat shoes and wet weather boots, and has expanded its business into casuals and sneakers. The brand is primarily distributed through Sperry.com and in Company owned Sperry® retail stores, as well as leading premium and better lifestyle retailers. Effective January 10, 2024 the Company sold the global Sperry® business to Authentic Brands Group LLC.
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
Hush Puppies®: Launched in 1958, Hush Puppies® has a history of bringing color and optimism to a boring, brown shoe category. Today, Hush Puppies® exists to inspire consumers to live life on the bright side. The Company believes that optimism is contagious and that by encouraging positivity it can help shape a better world. Hush Puppies® footwear is distributed through wholesale and licensed channels, and through eCommerce sites. In addition, the Hush Puppies® brand is licensed to third parties engaged in the manufacturing, marketing and distribution of apparel, handbags, eyewear, socks, watches and plush toys sold around the world. Hush Puppies®, with its basset hound icon, is one of the most well-known and loved brands worldwide. The Company signed a multi-year license agreement in 2023 to license the Hush Puppies® brand in the United States and Canada. The Company sold the rights to the Hush Puppies® trademarks, patents, copyrights and domains in China, Hong Kong and Macau to its current sublicensee, Beijing Jiaman Dress Co., Ltd. The transaction closed on September 14, 2023.
Stride Rite® Licensed Business: With a history dating back to 1919, Stride Rite® is an industry leader in kids' footwear. The Company signed a multi-year license agreement in 2017 to license the Stride Rite® brand.
Wolverine Leathers Division: The Wolverine Leathers Division markets pigskin leather for use primarily in the footwear industry. The Company believes pigskin leather offers superior performance and other advantages over cowhide leather. The Company’s waterproof and stain resistant leathers are featured in some of the Company’s footwear lines and also sold to external footwear brands. The Wolverine Leathers Division was sold in two seperate transactions in 2023.
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
Marketing
The Company’s marketing strategy is to develop brand-specific plans and related promotional materials that drive consumer demand creation, fuel consumer obsession and foster a consistent message for each of the Company’s brands across the globe. Marketing campaigns and strategies vary by brand and are generally designed to target consumers in order to increase awareness of, and affinity for, the Company’s brands. The Company’s marketing typically emphasizes compelling brand stories and brand recognition associated with new and existing products, the performance, comfort and quality features and styles of our products within each of the Company’s brands, as well as raising global brand relevance and awareness. The Company’s brand marketing has an omni-channel, always-on approach and includes various means of delivery across digital, print and radio, including advertising through event sponsorship, social networking sites, event sponsorships, in-store activation and sales and technical assistance.
The Company operates branded eCommerce sites that the Company believes are effective tools for marketing and selling to consumers. The Company maintains an active presence on a variety of global social media platforms, and the Company’s digital marketing seeks to create demand among new consumers as well as connecting consumers to brand content and products.
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
International Operations and Global Licensing
The Company’s foreign-sourced revenue is generated from a combination of (i) sales of branded footwear and apparel through the Company’s owned operations in Canada, the United Kingdom and certain countries in continental Europe and Asia-Pacific; (ii) revenue from third-party distributors for certain markets and businesses; (iii) revenue from a network of third-party licensees; and (iv) revenue and income from joint ventures that market the Company’s branded products in Mexico and China. The Company’s international owned operations are located in markets where the Company believes it can gain a strategic advantage by directly controlling the sale of its products into retail accounts. License and distribution arrangements enable the Company to generate sales in other markets without the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs. The Company divested its ownership interests in the China joint venture entities effective January 1, 2024.
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

Trademarks, Licenses and Patents
The Company holds a significant portfolio of registered and common law trademarks that identify its branded products and technologies. The Company’s owned trademarks include Hush Puppies®, Wolverine®, Bates®, Bounce®, Chaco®, HYTEST®, Merrell®, Saucony®, Stride Rite®, Sweaty Betty®, and related logos and design marks. The Company has footwear marketing and distribution rights under the Cat® and Harley-Davidson® trademarks pursuant to license arrangements with the respective trademark owners. The Cat® license was recently renewed and the license term runs through December 31, 2028 and the Harley-Davidson® license term runs through December 31, 2024. Both licenses are subject to early termination for breach.
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
Human Capital Resources
Employee Profile: As of December 30, 2023, the Company had approximately 4,100 domestic and foreign production, office and sales employees. One of the Company's Core Values is "Our People Are the Difference," and the Company works to maximize the engagement and contribution of its current workforce and to attract the best talent available from outside the organization when needed.
Talent Recruitment, Retention and Development: The Company's talent strategy is focused on attracting top talent and developing, engaging, investing in and retaining top employees through a variety of retention and development efforts and world class corporate amenities. We strive to hire world class talent, while ensuring opportunities for growth and development for team members. Our engaging recruitment marketing website tells a compelling story of opportunity and inclusion, and highlights the Company culture. With a focus on modern recruitment systems and strategies we aim to provide a seamless transition for new employees. Development starts on day one with an enriching day one experience designed to help employees start off on the right foot from the moment they begin their career with the Company. The Company strives to be one of the best places to work.
The Company seeks to maximize engagement and contribution of team members and the Company stays connected with team members across many experience touchpoints throughout the employee lifecycle, including regular pulse and check in surveys. Insights from these surveys are valuable to understanding employees' needs, which helps us develop strategies to maintain positive employee well-being. The Company's annual talent planning process provides invaluable data to help retain top talent through career planning and leadership continuity by using that data to identify and mitigate succession gaps through hiring and development.
The Company benchmarks its benefits regularly and keeps abreast of current and effective strategies in order to offer a comprehensive and competitive compensation and benefits package that is specific to the Company's employees’ respective geographic region of employment including annual incentive programs, long-term incentive programs and health and wellness benefits, such as the corporate headquarters' on-site, state-of-the-art fitness center, child care, and doggie day care facilities for employees.
The Company believes that leaders should be developed at every stage of their career, from new managers to executives. We have a global leadership development program for all people leaders in which we partner with top educational institutions. This program focuses on sharpening participants' business leadership capabilities needed to grow the Company's business and people leadership capabilities needed to build, retain, and inspire top performing teams. As we continue to evolve and transform, the continued development of leaders is critical to our future success. To enhance employees career development, the Company offers a wide variety of virtual learning courses, instructor led classes, video libraries, and quick reference documents and provides tuition reimbursement to help employees achieve higher education goals.
Diversity, Equity, and Inclusion: Wolverine Worldwide is committed to creating a diverse and inclusive culture where everyone feels a sense of belonging and being valued, and to building a team that is representative of everywhere the Company's employees work, live, and do business. The Company started this journey in 2020, focusing on creating a framework, establishing relationships, and working with expert outside partners to lay a foundation on which to build.
The Company's newly established internal DE&I office plans to continue and amplify the progress made to date to advance the Company's diversity, equity and inclusion goals. The Company encourages individuals to support these goals, including through internal Employee Resource Groups that connect, celebrate, and support communities across the organization. The Company offers employees a comprehensive diversity, equity, and inclusion learning program which includes learning about inclusive teams, inclusive leadership, and inclusive selection.
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
Pandemics, including COVID-19 and other infectious disease outbreaks have had and could continue to have a material adverse effect on the company's business.
The Company's business could be adversely affected by infectious disease outbreaks. As we saw with the initial phase of the COVID-19 pandemic, outbreaks of disease can negatively affected the global economy, disrupt consumer spending and global supply chains, and significantly increased the volatility and disruption of financial markets both globally and in the U.S. These conditions following the onset of the COVID-19 pandemic led to a decline in discretionary spending by consumers that had a negative effect on the Company's financial condition and results of operations in 2020. Outbreaks of disease, and actions taken in response to an outbreak, have in the past materially negatively impacted, and could in the future materially negatively impact, the Company's workforce as well as its business, operations, and financial results in many ways, both directly and indirectly. Potential impacts to the Company’s business can be materially adversely affected by several factors related to a health crisis, including, but not limited to:
•The inability of employees, suppliers and other business providers to carry out tasks at ordinary levels of performance as a result of safety measures taken to limit the spread of infectious disease outbreaks.
•Required closures of retail stores operated by the Company or the Company's wholesale customers as well as decreased retail traffic due to social distancing measures, store closures, reduced operating hours, and/or changes in consumer behavior.
•Negative effects on consumer demand for our products as a result of decreased consumer spending due to general macroeconomic conditions, decreased disposable income and increased unemployment.
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
•Additional expenses related to mitigating the impact of a health crisis on regular operations.
•Supply chain disruption effecting the Company's ability to receive and distribute goods as well as increases in supply chain costs.
•Increased cyber security risk due to the increase in the number of employees working remotely.
•Volatility in the availability and prices for commodities for raw materials used in the Company's products and related inflationary pressures.
The occurrence of a health crisis may also affect the Company's operating and financial results in a manner that is not presently known to the Company or that the Company does not currently believe presents significant risks to its operations.
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
The Company’s financial success depends on its wholesale customers continuing to purchase its products. The Company does not typically have long-term contracts with its wholesale customers. Sales to the Company’s wholesale customers are generally on an order-to-order basis and are subject to rights of cancellation and rescheduling by the wholesale customers. In fiscal 2022, the Company experienced a higher rate of wholesale customer cancellations as retail customers sought to manage higher inventory levels and supply chain disruption. Failure to fill wholesale customers’ orders in a timely manner could harm the Company’s relationships with its wholesale customers. Furthermore, if any of the Company’s major wholesale customers experiences a significant downturn in its business, or fails to remain committed to the Company’s products or brands, these wholesale customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company’s results of operations and financial position.
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
From time to time, the Company may seek to sell one or more businesses, or sell or license one or more brands. For example, as part of the Company’s strategy to invest in brands that offer the greatest opportunities for growth, on January 10, 2024 the Company closed the sale of the global Sperry® business. These transactions may involve challenges and risks. There can be no assurance that future divestitures will occur, or if a transaction does occur, there can be no assurance as to the potential value created by the transaction. The process of exploring strategic alternatives or selling a business could cause uncertainty and negatively impact our ability to attract, retain and motivate key employees. In addition, the Company expends costs and management resources to complete divestitures and manage post-closing arrangements. Any failures or delays in completing divestitures could have an adverse effect on the Company’s financial results and ability to execute its strategy.
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
The Company’s results of operations depend on factors affecting consumer disposable income and spending patterns. These factors include general economic conditions, employment rates, business conditions, interest rates and tax policy in each of the markets and regions in which the Company or its third-party distributors and licensees operates. Customers may defer or cancel purchases of the Company’s products due to uncertainty about global, regional or local economic conditions, and how such conditions may impact them. Disposable income and consumer spending may decline due to inflation, recessionary economic cycles, high interest rates on consumer or business borrowings, restricted credit availability, high levels of unemployment or consumer debt, high tax rates, declines in consumer confidence or other factors. A decline in disposable income and consumer spending has adversely affected demand for the Company’s products, and could further adversely affect demand and Company's results of operations. If the Company reduces the prices of its products, offers additional promotions or increases marketing efforts due to decreases in consumer spending, the Company's profitability could decline.
The Company is subject to inflationary pressures, including increased costs in many aspects of our business, such as the cost of raw materials, transportation, and labor, which the Company may not be able to offset with cost savings or price increases on its products. If inflationary pressures continue, and the Company is unable to pass along price increases or further reduce costs, the Company's results of operations will be negatively impacted.
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
The Company’s products are marketed in approximately 170 countries and territories, and the Company sources a substantial majority of its products from foreign countries. Concerns regarding acts of terrorism or regional and international conflicts and concerns regarding public health threats, such as COVID-19, have created and may in the future create significant global economic and political uncertainties that may have adverse effects on consumer demand, acceptance of U.S. brands in international markets, foreign sourcing of products, shipping and transportation, product imports and exports and the sale of products in foreign markets, any of which could adversely affect the Company’s ability to source, manufacture, distribute and sell its products. For example, conflicts in the Middle East, heightened tensions in the Red Sea and disruption of the Suez Canal shipping channels may cause supply chain disruptions and increase shipping costs.
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
The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trade names and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to the Company’s cash flows are not amortized but must be evaluated by the Company at least annually for impairment. If the carrying amounts of one or more of these assets are not recoverable based upon discounted cash flow and market-approach analyses, the carrying amounts of such assets are impaired by the estimated difference between the carrying value and estimated fair value. An impairment charge could adversely affect the Company’s results of operations, such as the impairments recorded associated with the Sweaty Betty® trade name and goodwill in fiscal 2022.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
The Company maintains a cybersecurity program guided by the ISO 27001 information security standard for information security management systems that is reasonably designed to protect its information, and that of its customers, against cybersecurity threats that may result in material adverse effects on the confidentiality, integrity, and availability of its information systems.
Internal Cybersecurity Team and Governance
Board of Directors
The Company’s Board, in coordination with the Audit Committee, oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats. The Board has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. The Audit Committee regularly reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. As part of such reviews, the Audit Committee receives quarterly reports and presentations from members of the Company’s team responsible for overseeing the Company’s cybersecurity risk management, including the Chief Information Security Officer (CISO), Chief Information Officer (CIO), and members of the legal team, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The other members of the Board attend these quarterly reports and presentations to the Audit Committee by members of management. The Company has protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, reported promptly to the Board and Audit Committee, as well as ongoing updates regarding any such incident until it has been addressed.

Management
At the management level, the CISO, who has extensive cybersecurity knowledge and skills gained from over 16 years of work experience at the Company and elsewhere, heads the cross-functional team responsible for implementing, monitoring, and maintaining cybersecurity and data protection practices across the business and reports directly to the CIO, who reports directly to the Chief Executive Officer. The CISO receives reports on cybersecurity threats from a number of experienced information security team members, each of whom is responsible for various parts of the business on an ongoing basis and, in conjunction with management, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. The CISO works closely with the legal team to oversee compliance with legal, regulatory and contractual security requirements.
Internal Cybersecurity Team
The Internal Cybersecurity Team, led by the CISO, is responsible for the implementation, monitoring, and maintenance of the cybersecurity and data protection practices across the Company. The CISO is supported by experienced information security team members, each of whom is supported by a team of trained cybersecurity professionals. The individuals who report directly to the CISO include the Director of Cyber Security, who oversees the cybersecurity engineers, security operations center, and identity & access management team, and the Privacy and Compliance Manager, who oversees the global privacy and compliance analysts.
In addition to internal cybersecurity capabilities, the Company also at times engages consultants or specialists to assist with assessing, identifying, and managing cybersecurity risks.
Risk Management and Strategy
The Company employs systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems the Company uses.
The Company maintains a Privacy Policy that describes the personal information that it collects about its customers, including how the Company may use such information and when it shares such information with third parties.
The Company conducts annual cyber-risk mitigation exercises including awareness outreach, annual IT Security Awareness training, monthly phishing tests, and a variety of ongoing vulnerability scans. Over the past two years, the Company has implemented multiple new security tools designed to provide visibility and controls allowing the cybersecurity team to safeguard data against theft or loss.
The Company maintains various role-based access controls to safeguard data and systems. Data center assets are protected and monitored by badged key systems and video surveillance. Access is periodically reviewed and updated.
In addition, an external consultant in conjunction with the Company conducted a cybersecurity gap assessment in November 2023 to review and confirm that the Company has appropriate measures in place to assess, identify and manage cybersecurity risks, and the Company is implementing the recommendations made as a result of the gap assessment.
The cybersecurity, legal, and Executive Leadership teams also participated in a data security incident tabletop exercise in December 2023 to simulate responses to a ransomware attack and use the findings to improve the Company’s processes and technologies.
The Company maintains cybersecurity insurance coverage to help defray any financial losses suffered by the Company in the event of an information security breach. The Company's insurance coverage may not cover all cybersecurity incidents the Company experiences or all losses the Company incurs as a result.
Incident Response
The Company has adopted an Incident Response Plan (the “IRP”) that provides a standardized framework for responding to security incidents. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. The IRP applies to all Company personnel (including third-party contractors, vendors and partners) that perform functions or services that require access to secure Company information, and to all devices and network services that are owned or managed by the Company.
Material Cybersecurity Risks, Threats & Incidents

The Company relies on information technology and third party vendors to support its operations, including its secure processing of personal, confidential, sensitive, proprietary and other types of information. The Company and its vendors may not be able to protect all of their respective information systems, and such incidents may lead to reputational harm, revenue and client loss, legal actions, statutory penalties, among other consequences. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition. While the Company has not experienced any material cybersecurity incidents, there can be no guarantee that it will not be the subject of future successful attacks, threats or incidents.
Item 2.     Properties
The Company operates its domestic administration, sales and marketing operations primarily from an owned facility of approximately 307,000 square feet in Rockford, Michigan, as well as leased facilities of approximately 84,700 square feet in Waltham, Massachusetts and 80,000 square feet in the United Kingdom. The Company operates its distribution operations primarily through a leased distribution facility of approximately 720,000 square feet in Beaumont, California; a leased distribution facility of approximately 520,000 square feet in Louisville, Kentucky; a leased distribution center of approximately 468,000 square feet in Howard City, Michigan; a leased distribution center of approximately 242,000 square feet in Ontario, Canada and a leased distribution center of approximately 125,000 square feet in Heerhugowaard, Netherlands.
The Company also leases or owns offices, showrooms and other facilities throughout the U.S., Canada, the United Kingdom, continental Europe, Hong Kong and China to meet its operational requirements. In addition, the Company operates 166 retail stores primarily through leases with various third-party landlords in the U.S., United Kingdom, and Canada that collectively occupy approximately 388,000 square feet. The Company believes that its current facilities are suitable and adequate to meet its current needs.
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
Supplemental Item.        Information about our Executive Officers
The following table lists the names and ages of the Executive Officers of the Company and their positions held with the Company as of January 31, 2024. The information provided below the table lists the business experience of each such Executive Officer for at least the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or, if not appointed by the Board of Directors, at the pleasure of management.

Name	Age	Positions held with the Company
Christopher E. Hufnagel	51	President and Chief Executive Officer
Amy M. Klimek	50	Executive Vice President, Global Human Resources
Reginald M. Rasch	53	Senior Vice President, General Counsel and Secretary
Isabel Soriano	53	President, International
Michael D. Stornant	57	Executive Vice President, Chief Financial Officer and Treasurer
James D. Zwiers	56	Executive Vice President and President, Global Operations Group
Christopher E. Hufnagel has served the Company as Chief Executive Officer since August 2023, and as President since May 2023. From November 2022 through May 2023, he was the President, Active Group. From September 2019 through November 2022 he served as President of the Merrell® brand. From July 2018 through September 2019, he served as President, Cat® Footwear. From January 2013 through July 2018, he served as Senior Vice President and Head of Corporate Strategy.
Amy M. Klimek has served the Company as Executive Vice President, Global Human Resources since May 2016. From October 2014 to May 2016, she served as Vice President of Human Resources.
Reginald M. Rasch has served the Company as Senior Vice President, General Counsel and Secretary since January 2023. From May 2021 through November 2022, he was the Chief Legal Officer and Corporate Secretary of Party City Holdco Inc., a publicly traded party goods company. Mr. Rasch was employed by Rakuten, a global technology conglomerate, from 2005 to May 2021, where he was the Rakuten Americas Head of Legal and Secretary from 2016 to May 2021.

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
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “WWW.” The number of stockholders of record on February 9, 2024, was 654.
A quarterly dividend of $0.10 per share was declared on February 7, 2024. The Company currently expects that comparable cash dividends will be paid in future quarters in fiscal 2024.
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
Five-Year Cumulative Total Return Summary

250
200
150
100
50
0
DOLLARS
2018
2019
2020
2021
2022
2023
Wolverine World Wide, Inc.
S&P Composite 1500 Index
S&P Composite 1500 Consumer Durables & Apparel Index

The following table provides information regarding the Company’s purchases of its own common stock during the fourth quarter of fiscal 2023.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 10 (October 1, 2023 to November 4, 2023)
Common Stock Repurchase Program (1)	—	$—	—	$—
Employee Transactions (2)	2,269	$7.93
Period 11 (November 5, 2023 to December 2, 2023)
Common Stock Repurchase Program (1)	—	$—	—	$—
Employee Transactions (2)	3,897	$8.40
Period 12 (December 3, 2023 to December 30, 2023)
Common Stock Repurchase Program (1)	—	$—	—	$—
Employee Transactions (2)	—	$—
Total for the Fourth Quarter Ended December 30, 2023
Common Stock Repurchase Program (1)	—	$—	—	$—
Employee Transactions (2)	6,166	$8.22
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
The Company’s brands are marketed in approximately 170 countries and territories at December 30, 2023, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At December 30, 2023, the Company operated 166 retail stores in the U.S., United Kingdom, and Canada and 56 direct-to-consumer eCommerce sites.
Effective February 4, 2023, the Company completed the sale of the Keds® business.
In the third quarter of fiscal 2023, the Company entered into a multi-year licensing agreement of the Hush Puppies® brand in the United States and Canada. In addition, the Company completed the sale of Hush Puppies® trademarks, patents, copyrights, and domains in China, Hong Kong, and Macau.

Effective August 23, 2023, the Company completed the sale of the U.S. Leathers business and effective December 28, 2023, the Company completed the sale of the Asia-based Leathers business. See Note 20 to the Company's Consolidated Financial Statements for further discussion.
The following discussion includes a comparison of the Company's results of operations and liquidity and capital resources for fiscal 2023 and 2022. A discussion of a comparison of the Company's results of operations and liquidity and capital resources for fiscal 2022 and 2021 has been omitted from this Form 10-K but may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.
Known Trends Impacting Our Business
Macroeconomic conditions and supply chain disruptions continue to adversely affect the Company’s business results. During the third quarter of 2022, inventory transit times improved ahead of plan, resulting in challenges managing the timing of inventory flow, which caused the Company to have excess inventory. Elevated inventory levels have resulted, and continue to result, in storage and processing capacity pressures at the Company’s U.S. distribution centers. The Company has incurred additional inventory carrying costs including costs for outside storage and other inventory related holding costs. The Company decreased inventory purchases and increased promotional activity during the fourth quarter of 2022 and fiscal year 2023 to reduce excess inventory. These actions caused inventories to decline in fiscal year 2023 by $371.6 million, compared to the fourth quarter of 2022. As of the end of fiscal year 2023, the Company had $30.9 million of inventory in-transit, which represents a decrease in inventory of $115.9 million as compared to the end of the fourth quarter of 2022. As inventory transit and product purchase timelines continue to move towards pre-pandemic levels, the Company expects that the flow of seasonal product and our inventory levels will normalize by the end of fiscal 2024.
Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising interest rates, energy prices and recession fears are creating a complex and challenging retail environment for the Company and its customers as consumers generally seek discounted merchandise and reduce discretionary spending, which in turn impacts wholesale customer orders. Inflationary pressures are increasing logistics costs, including labor costs, raw materials costs and product input costs, which continue to adversely affect the Company’s results. These increased costs, combined with higher promotional activity, contributed to gross margin contraction of 100 basis points for fiscal year 2023 compared to fiscal year 2022. These impacts were partially offset by selective price increases taken in prior quarters by certain brands and products. The Company expects to continue to evaluate future pricing of its products. In addition, the strengthening of the U.S. dollar relative to other major currencies negatively impacted the Company’s financial results in fiscal year 2023.
Please refer to Item 1A, “Risk Factors” for a more complete discussion of the risks the Company encounters in our business.
2023 FINANCIAL OVERVIEW
•Revenue was $2,242.9 million for 2023, representing a decrease of 16.5% compared to the prior year's revenue of $2,684.8 million.
•Gross margin for 2023 was 38.9%, compared to 39.9% in 2022.
•The effective tax rate in 2023 was 70.7%, compared to 25.2% in 2022.
•Diluted loss per share in 2023 was $0.51, compared to diluted loss per share of $2.37 in 2022.
•The Company declared cash dividends of $0.40 per share in 2023 and 2022.
•Cash flow provided by operating activities was $121.8 million in 2023 and cash flow used in operating activities was $178.9 million in 2022.
•Compared to the prior year, inventory decreased $371.6 million, or 49.9%, as of year-end.

RESULTS OF OPERATIONS
The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes, which are included in Item 8 of this Annual Report on Form 10-K.

	Fiscal Year
(In millions, except per share data)	2023	2022	Percent Change
Revenue	$2,242.9	$2,684.8	(16.5)%
Cost of goods sold	1,370.4	1,614.4	(15.1)%
Gross profit	872.5	1,070.4	(18.5)%
Selling, general and administrative expenses	856.2	906.4	(5.5)%
Gain on sale of businesses, trademarks and long-lived assets	(90.4)	(90.0)	(0.4)%
Impairment of long-lived assets	185.3	428.7	(56.8)%
Environmental and other related costs (income), net of recoveries	(10.4)	33.7	(130.9)%
Operating profit (loss)	(68.2)	(208.4)	67.3%
Interest expense, net	63.5	47.3	34.2%
Other expense (income), net	2.5	(2.8)	189.3%
Earnings (loss) before income taxes	(134.2)	(252.9)	46.9%
Income tax expense (benefit)	(95.0)	(63.8)	(48.9)%
Net earnings (loss)	(39.2)	(189.1)	79.3%
Less: net earnings (loss) attributable to noncontrolling interests	0.4	(0.8)	150.0%
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$(39.6)	$(188.3)	79.0%
Diluted earnings (loss) per share	$(0.51)	$(2.37)	78.5%
REVENUE
Revenue was $2,242.9 million for 2023, representing a decline of 16.5% compared to the prior year's revenue of $2,684.8 million. The change in revenue reflected a 8.3% decline from the Active Group, an 18.6% decline from the Work Group and a 38.3% decline from Other. The Active Group's revenue decline was driven by a decrease of $88.4 million from Merrell®, $25.3 million from Chaco®, $9.6 million from Saucony® and $7.8 million from Sweaty Betty®. The Work Group’s revenue decline was driven primarily by a decrease of $46.3 million from Wolverine®, $40.2 million from Cat®, $15.9 million from Harley-Davidson® and $6.5 million from Bates®. The decline in Other revenue was primarily driven by a decrease of $87.0 million from Sperry®, $84.7 million from Keds® and $21.6 million from the performance leathers business. International revenue represented 45.7%, and 41.8% of total reported revenues in 2023 and 2022, respectively. Changes in foreign exchange rates increased revenue by $3.4 million during 2023. Direct-to-consumer revenue decreased by $109.4 million, or 15.8% during 2023 compared to 2022.
GROSS MARGIN
For 2023, the Company’s gross margin was 38.9%, compared to 39.9% in 2022. The gross margin decrease was primarily driven by unfavorable supply chain costs in the Company’s wholesale channel and unfavorable average selling price and product costs changes in the Company’s direct-to-consumer channel.
OPERATING EXPENSES
Operating expenses decreased $338.1 million in 2023, to $940.7 million. The decrease was driven by lower impairment of long-lived assets ($243.4 million), the gain on the sale of businesses, trademarks, and long-lived assets ($90.4 million), lower advertising costs ($51.4 million), lower environmental and other related costs, net of recoveries ($44.1 million), lower incentive compensation costs ($22.1 million), lower selling costs ($9.6 million), lower product development costs ($4.8 million), lower distribution costs ($4.7 million), and lower Sweaty Betty® integration costs ($2.0 million), partially offest by the prior year gain recorded on the sale of the Champion trademarks for footwear in the United States and Canada ($90.0 million), higher reorganization costs ($36.8 million), higher divestiture costs ($5.1 million), and higher general and administrative costs ($2.1 million). Environmental and other related costs were $8.4 million and $56.3 million in 2023 and 2022, respectively. See Note 17 to the Company's Consolidated Financial Statements for further discussion of environmental remediation costs.

INTEREST, OTHER AND TAXES
Net interest expense was $63.5 million in 2023 compared to $47.3 million in 2022. Interest expense increased in the current year due to higher average principal balances of variable rate debt and higher average interest rates on the Company’s variable rate debt.
Other expense was $2.5 million in 2023 compared to other income of $2.8 million in 2022.
The effective tax rate in 2023 was 70.7%, compared to 25.2% in 2022. In 2023 the Company recognized more tax benefits compared to 2022 primarily related to the generation and utilization of a capital loss. The tax benefits increased the tax benefit recognized from the pretax loss, resulting in a higher effective tax rate in 2023.
REPORTABLE SEGMENTS
The Company’s portfolio of brands are organized into the following reportable segments.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of Sperry® footwear, Keds® footwear, Hush Puppies® footwear and apparel, the Company’s leather marketing operations, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail stores and the Stride Rite® licensed business. Prior to the fourth quarter of 2023, Sperry®, Keds®, and Hush Puppies® financial results were reported in the Lifestyle Group. The Lifestyle Group is no longer a reportable segment based upon how the Chief Operating Decision Maker, the Company's Chief Executive Officer, allocates resources to and assesses performance of the Company's operating segments. The Corporate category consists of gains on the sale of businesses and trademarks, unallocated corporate expenses, such as corporate employee costs, corporate facility costs, reorganization activities, impairment of long-lived assets and environmental and other related costs.
The reportable segment results for years 2023 and 2022 are as follows:

	Fiscal Year
(In millions)	2023	2022	Change	Percent Change
REVENUE
Active Group	$1,439.1	$1,570.2	$(131.1)	(8.3)%
Work Group	480.6	590.5	(109.9)	(18.6)%
Other	323.2	524.1	(200.9)	(38.3)%
Total	$2,242.9	$2,684.8	$(441.9)	(16.5)%
OPERATING PROFIT (LOSS)
Active Group	$140.3	$198.4	$(58.1)	(29.3)%
Work Group	58.1	102.5	(44.4)	(43.3)%
Other	32.8	59.9	(27.1)	(45.2)%
Corporate	(299.4)	(569.2)	269.8	47.4%
Total	$(68.2)	$(208.4)	$140.2	67.3%
Further information regarding the reportable segments can be found in Note 18 to the Company's Consolidated Financial Statements.
Active Group
The Active Group’s revenue decreased $131.1 million, or 8.3%, in 2023 compared to 2022. The revenue decline was driven by a decrease of $88.4 million from Merrell®, $25.3 million from Chaco®, $9.6 million from Saucony® and $7.8 million from Sweaty Betty®. The Merrell® decrease was primarily due to softer consumer demand in wholesale and eCommerce channels. The Chaco® decrease was primarily the result of softer consumer demand and high inventory levels at retail customers. The Saucony® decrease was primarily due to high inventory levels at retail customers, which adversely impacted order patterns. The

Sweaty Betty® decrease was primarily due to softer consumer demand in direct-to-consumer sales channels across the U.K., Ireland, and U.S. markets reflecting the challenging economic environment.
The Active Group’s operating profit decreased $58.1 million, or 29.3%, in 2023 compared to 2022. The operating profit decrease was due to revenue decreases and a 200 basis point decrease in gross margin partially offset by a $26.9 million decrease in selling, general and administrative costs. The decrease in gross margin in the current year period was primarily due to increased closeout sales and higher promotional activity in the Company’s wholesale and direct-to-consumer channels. The decrease in selling, general and administrative expenses in 2023 is primarily due to lower advertising costs, selling expenses and employee costs.
Work Group
The Work Group’s revenue decreased $109.9 million, or 18.6%, in 2023 compared to 2022. The revenue decline was primarily driven by a decrease of $46.3 million from Wolverine®, $40.2 million from Cat®, $15.9 million from Harley-Davidson® and $6.5 million from Bates®. The Wolverine® decrease was primarily due to softer consumer demand in U.S. wholesale and high inventory levels at retail customers resulting in a continually heightened promotional environment. The Cat® decrease was primarily due to softer consumer demand across all regions. The Harley-Davidson® decrease was primarily due to lower at-once shipments and declines in top dealer accounts. The Bates® decrease was primarily due to softer consumer demand in U.S. wholesale and direct-to-consumer channels.
The Work Group’s operating profit decreased $44.4 million, or 43.3%, in 2023 compared to 2022. The operating profit decrease was due to revenue decreases and a 180 basis point decrease in gross margin, partially offset by a $2.6 million decrease in selling, general and administrative costs. The decrease in gross margin in the current year was due to increased closeout sales, product mix and unfavorable average selling price and higher promotional activity in the Company’s direct-to-consumer channel. The decrease in selling, general and administrative expenses in 2023 was primarily due to lower advertising costs and selling expenses.
Other
Other revenue decreased $200.9 million, or 38.3%, in 2023 compared to 2022. The revenue decline was driven by a decrease of $87.0 million from Sperry®, $84.7 million from Keds® and $21.6 million from the performance leathers business. The Sperry® decrease was primarily driven by softer consumer demand in U.S. wholesale and softer boot sales in the direct-to-consumer channels. The Keds® decrease is due to the divestiture of the business effective February 4, 2023. The performance leathers business decrease is due to the divestiture of the U.S. leathers business effective August 23, 2023.
Other operating profit decreased $27.1 million, or 45.2%, in 2023 compared to 2022. The operating profit decrease was due to revenue decreases partially offset by a 30 basis point increase in gross margin and a $50.9 million decrease in selling, general and administrative costs. The increase in gross margin in the current year period was primarily due to the divestiture of the lower margin Keds® and performance leathers businesses. The decrease in selling, general and administrative expenses in the current year period was primarily due to lower advertising costs, selling expenses and the divestiture of the Keds® and performance leathers businesses.
Corporate
Corporate expenses decreased $269.8 million in 2023 compared to 2022 primarily due to lower impairment of long-lived and intangible assets ($243.4 million), the gain on sale of businesses, trademarks, and long-lived assets ($90.4 million), lower environmental and other related costs ($44.1 million), lower incentive compensation costs ($14.5 million), and lower employee costs ($11.4 million), partially offset by the 2022 gain recorded on the sale of the Champion trademarks for footwear in the United States and Canada ($90.0 million), and higher reorganization activities ($36.8 million).
LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year
(In millions)	2023	2022
Cash and cash equivalents (1)	$184.6	$135.5
Debt	920.8	1,158.0
Available Revolving Facility (2)	688.4	569.3
(1)Cash and cash equivalents at the end of the year in the Consolidated Statements of Cash Flows includes $5.6 million and $4.0 million of cash and cash equivalents that are classified as held for sale as of December 30, 2023 and December 31, 2022, respectively, that are not included in cash and cash equivalents in the Consolidated Balance Sheets.

(2)Amounts are net of both borrowings, if any, and outstanding standby letters of credit issued in accordance with the terms of the Revolving Facility.
Liquidity
Cash and cash equivalents of $184.6 million as of December 30, 2023 were $49.1 million higher compared to December 31, 2022. The increase is due primarily to proceeds from the sale of businesses, trademarks, long-lived assets and other assets of $188.9 million, cash provided by operating activities of $121.8 million and contributions from noncontrolling interests of $31.2 million, partially offset by net revolver payments of $120.0 million, long-term debt payments of $118.3 million, cash dividends paid of $32.6 million, additions to property, plant, and equipment of $14.6 million and shares acquired related to employee stock plans of $5.8 million. The Company had $688.4 million of borrowing capacity available under the Revolving Facility as of December 30, 2023. Cash and cash equivalents located in foreign jurisdictions totaled $161.8 million as of December 30, 2023.
Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends and for general corporate purposes.
The Company did not repurchase shares during 2023 and repurchased $81.3 million of shares in 2022. The common stock repurchase program expired in September 2023.
A detailed discussion of environmental remediation costs is found in Note 17 to the Company's Consolidated Financial Statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual affected site. As of December 30, 2023, the Company has a reserve of $57.9 million, of which $31.3 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities, with the remaining $26.6 million recorded in other liabilities and expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
Note 17 to the Company's Consolidated Financial Statements also includes a detailed discussion of environmental litigation matters. As of December 30, 2023, the Company had recorded liabilities of $2.7 million for certain of these environmental litigation matters which are recorded as other accrued liabilities in the consolidated condensed balance sheets.
Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.
The Company expects to meet its contractual obligations through its customary sources of liquidity in the normal course of business, such as cash from operating activities, and believes it has the financial resources to satisfy these contractual obligations. The Company had the following contractual obligations due by period at December 30, 2023:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$1,088.7	$352.7	$127.2	$44.0	$564.8
Operating lease obligations	210.7	35.2	58.8	44.4	72.3
Purchase obligations (2)	241.8	241.8	—	—	—
Supplemental Executive Retirement Plan	45.7	4.1	9.0	9.4	23.2
Municipal water improvements (3)	25.5	12.2	10.4	2.9	—
TCJA transition obligation	21.0	9.3	11.7	—	—
Total (4)	$1,633.4	$655.3	$217.1	$100.7	$660.3
(1)Includes principal and interest payments on the Company’s long-term debt. Estimated future interest payments on outstanding debt obligations are based on interest rates as of December 30, 2023. Actual cash outflows may differ significantly due to changes in underlying interest rates.
(2)Purchase obligations related primarily to inventory and capital expenditure commitments.
(3)Under the terms of a Consent Decree resolving certain civil and regulatory actions, the Company is obligated to contribute towards the costs of extending municipal water lines, developing a replacement wellfield and making certain improvements to Plainfield Township’s existing water treatment plant, all subject to an aggregate cap of $69.5 million. During 2023 and 2022, the Company made payments of $6.4 million and $15.0 million towards the total cap, respectively. Due to the uncertainty of the timing and amounts related to the Company's other environmental remediation costs, they have been excluded from this table. See Note 17 to the Company's Consolidated Financial Statements for additional information.
(4)The total amount of unrecognized tax benefits on the consolidated balance sheet at December 30, 2023 is $2.6 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.
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
The Company’s $550.0 million 4.0% senior notes issued on August 26, 2021 are due on August 15, 2029. Related interest payments are due semi-annually. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
As of December 30, 2023, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at December 30, 2023 totaled $920.8 million, compared to $1,158.0 million at December 31, 2022. The Company expects to use the current borrowings to fund organic growth initiatives, pay dividends and for general corporate purposes. The decreased debt position is due to lower borrowings under the Revolving Facility resulting from operating cash inflows and proceeds from divestitures.
Cash Flows
The following table summarizes cash flow activities:

	Fiscal Year Ended
(In millions)	December 30, 2023	December 31, 2022
Net cash provided by (used in) operating activities	121.8	(178.9)
Net cash provided by investing activities	171.6	54.6
Net cash provided by (used in) financing activities	(246.3)	107.1
Additions to property, plant and equipment	(14.6)	(36.5)
Depreciation and amortization	35.1	34.6
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
Cash from operations during 2023 was higher compared to 2022, due primarily to a decrease in net working capital representing a source of cash of $168.0 million. Working capital balances were favorably impacted by a decrease in inventories of $286.5 million and a decrease in accounts receivable of $2.8 million, partially offset by an increase in other operating assets of $16.8 million, a decrease in accounts payable of $65.6 million and a decrease in other operating liabilities of $36.6 million. Operating cash flows included non-cash add back for the impairment of long-lived assets of $185.3 million, depreciation and amortization expense adjustment of $35.1 million, stock-based compensation expense adjustment of $15.2 million, deferred income tax adjustment of $95.8 million, gain on sale of business, trademarks and long-lived assets of $90.4 million, environmental and other related costs, net of cash payments and recoveries received cash outflow of $55.1 million, and pension expense adjustment of $0.7 million.

Investing Activities
The Company made capital expenditures of $14.6 million and $36.5 million in years 2023 and 2022, respectively, for building improvements, eCommerce site enhancements, new retail stores, distribution operations improvements and information system enhancements. The current year activity includes proceeds from the sale of businesses and trademarks of $188.9 million.
Financing Activities
The current year debt activity includes net payments under the Revolving Facility of $120.0 million and payments on long-term debt of $118.3 million. The Company paid $5.8 million and $7.7 million in 2023 and 2022, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans. The Company received $31.2 million and $7.0 million from noncontrolling interests in 2023 and 2022, respectively.
The Company declared cash dividends of $0.40 per share in each of 2023 and 2022. Dividends paid totaled $32.6 million and $32.8 million for 2023 and 2022, respectively. A quarterly dividend of $0.10 per share was declared on February 7, 2024 to shareholders of record on April 1, 2024.
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
Control of the Company's goods and services, and associated revenue, are transferred to customers at a point in time. The Company’s contract revenue consist of wholesale revenue and direct-to-consumer revenue. Wholesale revenue is recognized for products sourced by the Company when control transfers to the customer generally occurring upon the purchase, shipment or delivery of branded products to the customer. Direct-to-consumer includes eCommerce revenue that is recognized for products sourced by the Company when control transfers to the customer once the related goods have been shipped and retail store revenue recognized at time of sale. The point of purchase or shipment was evaluated to best represent when control transfers based on the Company’s right of payment for the goods, the customer’s legal title to the asset, the transfer of physical possession and the customer having the risks and rewards of the goods. Payment terms for the Company's revenue vary by sales channel. Standard credit terms apply to the Company's wholesale receivables, while payment is rendered at the time of sale within the direct-to-consumer channel.
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during the year ended December 30, 2023 related to the Company’s contract liabilities was nominal.
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

The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. In the fourth quarter of 2022, after completion of the annual impairment testing, the Company recorded a $48.4 million impairment charge for Sweaty Betty® goodwill. The Company did not recognize any impairment charges for goodwill during 2023 and 2021. In the third quarter of 2023, after completion of impairment testing, the Company recorded a $38.3 million impairment charge for the Sperry® trade name. In the fourth quarter of 2022, the Company recognized impairment charges of $191.0 million for the Sperry® trade name and $189.3 million for the Sweaty Betty® trade name. No impairment charges were recognized for the Company's intangible assets during 2021. Refer to Note 4, “Goodwill and Other Intangibles” for additional discussion of the Sweaty Betty® goodwill impairment and the Sweaty Betty® and Sperry® trade name impairments.
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
The Company utilizes a bond matching calculation to determine the discount rate used to calculate its year-end pension liability and subsequent year pension expense. A hypothetical bond portfolio is created based on a presumed purchase of individual bonds to settle the plans' expected future benefit payments. The discount rate is the resulting yield of the hypothetical bond portfolio. The bonds selected are listed as high grade by at least two recognized ratings agency and are non-callable, currently purchasable and non-prepayable. The calculated discount rate was 5.30% at December 30, 2023, compared to 5.56% at December 31, 2022. Pension expense is also impacted by the expected long-term rate of return on plan assets, which the Company has determined to be 6.88% and 6.87% for fiscal 2023 and 2022, respectively. This rate is based on both actual historical rates of return experienced by the pension assets and the long-term rate of return of a composite portfolio of equity and fixed income securities that reflects the approximate diversification of the pension assets.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, the United Kingdom, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. At December 30, 2023 and December 31, 2022, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $269.0 million and $334.2 million, respectively, with maturities ranging up to 531 and 524 days, respectively.
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

Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. At December 30, 2023, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $16.8 million from their value at December 31, 2022. At December 31, 2022, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $76.3 million from their value at January 1, 2022.
Interest Rate Risk
The Company is exposed to interest rate changes primarily as a result of interest expense on the Incremental Term Loan borrowings and any borrowings under the Revolving Facility. The Company’s total variable-rate debt was $376.7 million at December 30, 2023 and the Company held a forward-dated interest rate swap agreement, denominated in U.S. dollars that will effectively convert $75.3 million of this amount to fixed-rate debt. The interest rate swap derivative instrument is held and used by the Company as a tool for managing interest rate risk. The counterparty to the swap instrument is a large financial institution that the Company believes is of high-quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of the interest rate swap was determined to be a net asset of $1.8 million as of December 30, 2023. As of December 30, 2023, the weighted-average interest rate on the Company’s variable-rate debt, net of the impact of the interest rate swap, was 6.18%. Based on the level of variable-rate debt outstanding as of that date, a 100 basis point increase in the weighted-average interest rate would have increased the Company’s annual pre-tax interest expense by approximately $3.0 million. The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

Item 8.    Financial Statements and Supplementary Data

Table of Contents
Consolidated Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year
(In millions, except per share data)	2023	2022	2021
Revenue	$2,242.9	$2,684.8	$2,414.9
Cost of goods sold	1,370.4	1,614.4	1,385.0
Gross profit	872.5	1,070.4	1,029.9
Selling, general and administrative expenses	856.2	906.4	817.8
Gain on sale of businesses, trademarks and long-lived assets	(90.4)	(90.0)	—
Impairment of long-lived assets	185.3	428.7	—
Environmental and other related costs (income), net of recoveries	(10.4)	33.7	56.4
Operating profit (loss)	(68.2)	(208.4)	155.7
Other expenses:
Interest expense, net	63.5	47.3	37.4
Debt extinguishment and other costs	—	—	34.3
Other expense (income), net	2.5	(2.8)	3.7
Total other expenses	66.0	44.5	75.4
Earnings (loss) before income taxes	(134.2)	(252.9)	80.3
Income tax expense (benefit)	(95.0)	(63.8)	13.3
Net earnings (loss)	(39.2)	(189.1)	67.0
Less: net earnings (loss) attributable to noncontrolling interests	0.4	(0.8)	(1.6)
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$(39.6)	$(188.3)	$68.6
Net earnings (loss) per share (see Note 3):
Basic	$(0.51)	$(2.37)	$0.82
Diluted	$(0.51)	$(2.37)	$0.81
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year
(In millions)	2023	2022	2021
Net earnings (loss)	$(39.2)	$(189.1)	$67.0
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	17.3	(76.8)	(20.0)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) arising during the period, net of taxes of $(1.4), $7.9 and $3.0	(4.8)	25.4	7.7
Reclassification adjustments included in net earnings (loss), net of taxes of $(4.6), $(4.7) and $1.4	(14.2)	(14.6)	3.7
Pension adjustments:
Net actuarial gain (loss) arising during the period, net of taxes of $(2.0), $6.3 and $7.8	(7.5)	22.6	29.5
Amortization of prior actuarial losses, net of taxes of $(0.2), $2.4 and $3.0	(0.5)	8.9	10.8
Curtailment gain, net of taxes of $0.3 in 2023	0.9	—	—
Other comprehensive income (loss)	(8.8)	(34.5)	31.7
Less: other comprehensive income (loss) attributable to noncontrolling interests	0.5	(0.5)	—
Other comprehensive income (loss) attributable to Wolverine World Wide, Inc.	(9.3)	(34.0)	31.7

Comprehensive income (loss)	(48.0)	(223.6)	98.7
Less: comprehensive income (loss) attributable to noncontrolling interests	0.9	(1.3)	(1.6)
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	$(48.9)	$(222.3)	$100.3
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In millions, except share data)	December 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$179.0	$131.5
Accounts receivable, less allowances of $18.3 and $11.1	230.8	241.7
Finished products, net	371.6	743.2
Raw materials and work-in-process, net	2.0	2.0
Total inventories	373.6	745.2
Prepaid expenses and other current assets	81.1	79.0
Current assets held for sale	160.6	67.9
Total current assets	1,025.1	1,265.3
Property, plant and equipment, net of accumulated depreciation of $255.2 and $236.1	96.3	136.2
Lease right-of-use assets	118.2	174.7
Goodwill	427.1	485.0
Indefinite-lived intangibles	174.1	274.0
Amortizable intangibles, net	34.9	67.4
Deferred income taxes	116.4	24.5
Other assets	70.7	65.6
Total assets	$2,062.8	$2,492.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$206.0	$272.2
Accrued salaries and wages	37.1	32.3
Other accrued liabilities	252.4	322.9
Lease liabilities	34.7	39.1
Current maturities of long-term debt	10.0	10.0
Borrowings under revolving credit agreements	305.0	425.0
Current liabilities held for sale	24.2	8.8
Total current liabilities	869.4	1,110.3
Long-term debt, less current maturities	605.8	723.0
Accrued pension liabilities	78.4	72.9
Deferred income taxes	26.9	35.3
Lease liabilities, noncurrent	132.4	153.6
Other liabilities	49.9	58.6
Stockholders’ equity
Common stock – par value $1, authorized 320,000,000 shares; 112,953,782, and 112,202,078 shares issued	113.0	112.2
Additional paid-in capital	364.0	325.4
Retained earnings	834.8	907.2
Accumulated other comprehensive loss	(142.2)	(132.9)
Cost of shares in treasury; 33,403,280, and 33,413,204 shares	(891.0)	(891.3)
Total Wolverine World Wide, Inc. stockholders’ equity	278.6	320.6
Noncontrolling interest	21.4	18.4
Total stockholders’ equity	300.0	339.0
Total liabilities and stockholders’ equity	$2,062.8	$2,492.7
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Year
(In millions)	2023	2022	2021
OPERATING ACTIVITIES
Net earnings (loss)	$(39.2)	$(189.1)	$67.0
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	35.1	34.6	33.2
Deferred income taxes	(95.8)	(105.7)	(14.7)
Stock-based compensation expense	15.2	33.4	38.1
Pension and SERP expense	0.7	9.3	14.0
Debt extinguishment	—	—	5.8
Impairment of long-lived assets	185.3	428.7	—
Environmental and other related costs	(55.1)	(23.0)	33.7
Gain on sale of businesses, trademarks and long-lived assets	(90.4)	(90.0)	—
Other	(2.0)	(2.7)	(1.9)
Changes in operating assets and liabilities:
Accounts receivable	2.8	84.5	(49.2)
Inventories	286.5	(428.9)	(77.2)
Other operating assets	(16.8)	(21.1)	(2.3)
Accounts payable	(65.6)	62.6	23.0
Income taxes	(2.3)	2.4	1.6
Other operating liabilities	(36.6)	26.1	15.7
Net cash provided by (used in) operating activities	121.8	(178.9)	86.8
INVESTING ACTIVITIES
Business acquisition, net of cash acquired	—	—	(417.4)
Additions to property, plant and equipment	(14.6)	(36.5)	(17.6)
Investment in joint ventures	—	(2.8)	—
Proceeds from sale of businesses, trademarks and long-lived assets	188.9	90.0	—
Other	(2.7)	3.9	(2.3)
Net cash provided by (used in) investing activities	171.6	54.6	(437.3)
FINANCING ACTIVITIES
Payments under revolving credit agreements	(743.0)	(740.0)	(435.0)
Borrowings under revolving credit agreements	623.0	940.0	660.0
Proceeds from company-owned life insurance policies	—	30.5	—
Borrowings of long-term debt	—	—	750.0
Payments on long-term debt	(118.3)	(10.0)	(730.0)
Payments of debt issuance and debt extinguishment costs	(0.9)	—	(10.4)
Cash dividends paid	(32.6)	(32.8)	(33.5)
Purchase of common stock for treasury	—	(81.3)	(39.6)
Employee taxes paid under stock-based compensation plans	(5.8)	(7.7)	(14.1)
Proceeds from the exercise of stock options	0.1	1.4	17.1
Contributions from noncontrolling interests	31.2	7.0	4.8
Net cash provided by (used in) financing activities	(246.3)	107.1	169.3
Effect of foreign exchange rate changes	2.0	(9.0)	(4.5)
Increase (decrease) in cash and cash equivalents	49.1	(26.2)	(185.7)
Cash and cash equivalents at beginning of the year	135.5	161.7	347.4
Cash and cash equivalents at end of the year	$184.6	$135.5	$161.7
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows – continued

	Fiscal Year
(In millions)	2023	2022	2021
OTHER CASH FLOW INFORMATION
Interest paid	$63.5	$43.0	$34.6
Net income taxes paid	27.0	44.3	27.8
NON-CASH INVESTING AND FINANCING ACTIVITY
Additions to property, plant and equipment not yet paid	0.3	3.3	3.2
See accompanying notes to consolidated financial statements.

Cash and cash equivalents at the end of the year in the Consolidated Statements of Cash Flows includes $5.6 million and $4.0 million of cash and cash equivalents that are classified as held for sale as of December 30, 2023 and December 31, 2022, respectively, that are not included in cash and cash equivalents in the Consolidated Balance Sheets.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at January 2, 2021	$110.4	$252.6	$1,093.3	$(130.6)	$(764.3)	$11.6	$573.0
Net earnings (loss)			68.6			(1.6)	67.0
Other comprehensive income				31.7		—	31.7
Shares forfeited, net of shares issued under stock incentive plans (431,180 shares)	0.4	(8.2)					(7.8)
Shares issued for stock options exercised, net (774,145 shares)	0.8	16.4					17.2
Stock-based compensation expense		38.1					38.1
Cash dividends declared ($0.40 per share)			(33.7)				(33.7)
Issuance of treasury shares (4,005 shares)		—			0.1		0.1
Purchase of common stock for treasury (1,150,721 shares)					(39.6)		(39.6)
Purchases of shares under stock-based compensation plans (172,023 shares)					(6.4)		(6.4)
Capital contribution from noncontrolling interests						4.8	4.8
Balance at January 1, 2022	$111.6	$298.9	$1,128.2	$(98.9)	$(810.2)	$14.8	$644.4
Net loss			(188.3)			(0.8)	(189.1)
Other comprehensive loss				(34.0)		(0.5)	(34.5)
Shares issues, net of shares forfeited under stock incentive plans (495,502 shares)	0.5	(8.2)					(7.7)
Shares issued for stock options exercised, net (74,482 shares)	0.1	1.3					1.4
Stock-based compensation expense		33.4					33.4
Cash dividends declared ($0.40 per share)			(32.7)				(32.7)
Issuance of treasury shares (5,973 shares)		—			0.2		0.2
Purchase of common stock for treasury (3,815,164 shares)					(81.3)		(81.3)
Capital contribution from noncontrolling interests						7.0	7.0
Other						(2.1)	(2.1)
Balance at December 31, 2022	$112.2	$325.4	$907.2	$(132.9)	$(891.3)	$18.4	$339.0
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity – continued

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2022	$112.2	$325.4	$907.2	$(132.9)	$(891.3)	$18.4	$339.0
Net earnings (loss)			(39.6)			0.4	(39.2)
Other comprehensive income (loss)				(9.3)		0.5	(8.8)
Shares issued, net of shares forfeited under stock incentive plans (745,662 shares)	0.8	(6.7)					(5.9)
Shares issued for stock options exercised, net (6,042 shares)	—	0.1					0.1
Stock-based compensation expense		15.2					15.2
Cash dividends declared ($0.40 per share)			(32.8)				(32.8)
Issuance of treasury shares (9,924 shares)		(0.1)			0.3		0.2
Capital contribution from noncontrolling interests		30.1				2.1	32.2
Balance at December 30, 2023	$113.0	$364.0	$834.8	$(142.2)	$(891.0)	$21.4	$300.0
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years 2023, 2022 and 2021
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Wolverine World Wide, Inc. (the “Company”) is a leading designer, marketer and licensor of a broad range of quality casual footwear and apparel; performance outdoor and athletic footwear and apparel; kids’ footwear; industrial work shoes, boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, HYTEST®, Merrell®, Saucony®, Sperry®, Stride Rite®, Sweaty Betty® and Wolverine®. The Company’s products are marketed worldwide through owned operations, through licensing and distribution arrangements with third parties, and through joint ventures. The Company also operates retail stores and eCommerce sites to market both its own brands and branded footwear and apparel from other manufacturers.
Effective February 4, 2023, the Company completed the sale of the Keds® business. See Note 20 for further discussion.
In the third quarter of fiscal 2023, the Company entered into a multi-year licensing agreement of the Hush Puppies® brand in the United States and Canada. As part of this agreement, the Company agreed to sell inventory and provide certain transition services to the licensee. In addition, the Company completed the sale of Hush Puppies® trademarks, patents, copyrights, and domains in China, Hong Kong, and Macau in the third quarter of fiscal 2023. The Company will continue to own the Hush Puppies® brand throughout the rest of the world. See Note 20 for further discussion.
Effective August 23, 2023, the Company completed the sale of the U.S. performance leathers business and effective December 28, 2023, the Company completed the sale of the Asia-based performance leathers business. See Note 20 for further discussion.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its majority-owned subsidiaries (collectively, the “Company”) and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal years 2023, 2022 and 2021 each had 52 weeks.
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
Advertising Costs
Advertising costs are expensed as incurred, except for certain materials that are expensed the first time that the advertising takes place. Advertising expenses were $169.3 million, $220.7 million and $195.4 million for fiscal years 2023, 2022 and 2021, respectively. Prepaid advertising totaled $2.6 million and $2.7 million as of December 30, 2023 and December 31, 2022, respectively.
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
Property, Plant and Equipment
Property, plant and equipment are stated on the basis of cost and include expenditures for buildings, leasehold improvements, furniture and fixtures, material handling systems, equipment and computer hardware and software. Normal repairs and maintenance are expensed as incurred. Depreciation of property, plant and equipment is computed using the straight-line method. The depreciable lives range from 14 to 20 years for buildings, from 5 to 15 years for leasehold improvements, from 3 to 10 years for furniture, fixtures and equipment and from 3 to 10 years for software.
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
The Company recognizes a lease liability in current and noncurrent liabilities equal to the present value of the fixed future lease payments using an incremental borrowing rate as of the commencement date of each lease. The incremental borrowing rate is based on an interest rate that the Company would normally pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments. The Company also recognizes a right-of-use asset, which is equal to the lease liability as of December 30, 2023 adjusted for the remaining balance of accrued rent and unamortized lease incentives.
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
The Company recorded $37.3 million in non-cash impairment charges on certain Corporate U.S. and U.K. office long-lived property, plant and equipment and right-of-use assets, primarily resulting from divestitures and consolidation of U.S. and U.K. offices, to adjust the carrying amount of the assets to estimated fair value. Fair value was estimated based on the discounted cash flows of estimated rental income from subleases net of estimated expenses. The Company incurred $1.9 million in non-cash impairment charges on certain Sperry® retail store assets where the estimated future cash flows did not support the net book value of the assets. The following table provides details related to asset impairment charges recorded during 2023:

(In millions)	December 30, 2023
Lease right-of-use assets impairment	$28.6
Property, plant and equipment impairment	10.6
Indefinite-lived trade name impairment (1)	38.3
Held for sale impairment of carrying value (2)	96.8
Impairment of Sperry® assets not sold (2)	11.0
Total impairment of long-lived assets	$185.3
(1)See Note 4 for information related to the Indefinite-lived trade name impairment recorded in fiscal 2023.
(2)See Note 20 for information related to the held for sale carrying value impairment and impairment of Sperry® assets not sold recorded in fiscal 2023.
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
Foreign Currency
For most of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for each period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the consolidated statements of operations and were not material for fiscal years 2023, 2022 and 2021.

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

The FASB has issued the following Accounting Standards Updates (“ASU”) that the Company has not yet adopted. The following is a summary of the new standard and anticipated impact of adopting these new standards.

Standard	Description	Effect on the Financial Statements
ASU 2023-07, Improvements to Reportable Segment Disclosures	Requires entities disclose on an annual and interim basis significant segment expense, including an amount and composition description for other segment items, and how reported measures of profit or loss are used by the chief operating decision maker in assessing segment performance and deciding how to allocate resources. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.
ASU 2023-09, Improvements to Income Tax Disclosures	The ASU requires annual disclosures of prescribed standard categories for the components of the effective tax rate reconciliation, disclosure of income taxes paid disaggregated by jurisdiction, and other income-tax related disclosures. The ASU is effective on a prospective basis, with retrospective application permitted, for fiscal years after December 15, 2024.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.

3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(In millions, except per share data)	2023	2022	2021
Numerator:
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$(39.6)	$(188.3)	$68.6
Less: net earnings attributed to participating share-based awards	(0.7)	(0.6)	(1.1)
Net earnings (loss) used to calculate earnings per share	$(40.3)	$(188.9)	$67.5
Denominator:
Weighted average shares outstanding	79.4	79.7	82.4
Adjustment for unvested restricted common stock	—	—	(0.1)
Shares used to calculate basic earnings per share	79.4	79.7	82.3
Effect of dilutive share-based awards	—	—	1.0
Shares used to calculate diluted earnings per share	79.4	79.7	83.3
Net earnings (loss) per share:
Basic	$(0.51)	$(2.37)	$0.82
Diluted	$(0.51)	$(2.37)	$0.81
For fiscal years 2023, 2022 and 2021, 2,022,676, 1,434,081 and 605,774 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
The Company has 2,000,000 authorized shares of $1 par value preferred stock, none of which was issued or outstanding as of December 30, 2023 or December 31, 2022. The Company has designated 150,000 shares of preferred stock as Series A junior participating preferred stock and 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance.
The Company did not repurchase Company common stock in fiscal year 2023, The Company repurchased $81.3 million and $39.6 million of Company common stock in fiscal years 2022 and 2021, respectively, under stock repurchase plans. In addition to the stock repurchase program activity, the Company acquired $5.8 million, $7.7 million and $14.1 million of Company common stock in fiscal years 2023, 2022 and 2021, respectively, in connection with employee transactions related to stock incentive plans.
On February 11, 2019, the Company's Board of Directors approved a common stock repurchase program that authorizes the repurchase of an additional $400.0 million of common stock over a four year period incremental to amounts remaining under the previous repurchase program. The annual amount of stock repurchases is restricted under the terms of the Company's Senior Credit Facilities and senior notes indenture. The common stock repurchase program expired on September 11, 2023.
4.GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are as follows:

	Fiscal Year
(In millions)	2023	2022
Goodwill balance at beginning of the year	$485.0	$556.6
Sale of a business (see Note 20)	(20.4)	—
Impairment	—	(48.4)
Reclassified to assets held for sale (1)	(43.0)	—
Foreign currency translation effects	5.5	(23.2)
Goodwill balance at end of the year	$427.1	$485.0
(1)Represents goodwill associated with the Sperry® business classified as held for sale as of fiscal 2023, refer to Note 20.
The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. In the fourth quarter of 2022, after completion of the annual impairment testing, the Company recorded a $48.4 million impairment charge for Sweaty Betty® goodwill. The Company did not recognize any impairment charges for goodwill during 2023 and 2021. For the Sweaty Betty® reporting unit included in the fiscal 2023 annual impairment test, the estimated fair value of the reporting unit exceeded the carrying value of by 5%.
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $174.1 million and $274.0 million as of December 30, 2023 and December 31, 2022, respectively. In the third quarter of 2023, due to the continued lower current year performance of the Sperry® brand, the Company determined that a triggering event had occurred requiring impairment testing of the Sperry® trade name. Based on the results of the impairment testing, the Company recognized impairment charges of $38.3 million to the Sperry® trade name. The impairment charge was due to reductions in future cash flow assumptions mainly due to decreases in anticipated future performance and an increase in the discount rate used in the valuation. In the fourth quarter of fiscal 2022, after the completion of the annual impairment testing, the Company recognized impairment charges of $191.0 million and $189.3 million to the Sperry® and Sweaty Betty® trade names, respectively.
The Sperry® and Sweaty Betty® trade names were valued using the income approach, specifically the multi-period excess earnings method. The key assumptions used in the valuation being revenue growth, EBITDA margin, and the discount rate. Although the Company believes the estimates and assumptions used in the valuation were appropriate, it is possible assumptions could change in future periods. The risk of future impairment to the Sweaty Betty® trade name and Sweaty Betty® goodwill depend on key assumptions used in the determination of the trade name's and reporting unit's fair value, such as revenue growth, earnings before interest, taxes, depreciation and amortization margin, discount rate, and assumed tax rate, or if macroeconomic conditions deteriorate and adversely affect the values of the Company's Sweaty Betty® trade name and the Sweaty Betty® reporting unit. A future impairment charge of the Sweaty Betty® trade name and the Sweaty Betty® reporting unit goodwill could have an adverse material effect on the Company's consolidated financial results The carrying value of the Company’s Sweaty Betty® trade name indefinite-lived intangible asset and the Sweaty Betty® reporting unit goodwill were $99.5 million and $53.0 million, respectively, as of December 30, 2023.
Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives. The combined gross carrying values and accumulated amortization for these amortizable intangibles are as follows:

	December 30, 2023
(In millions)	Gross carrying value	Accumulated amortization	Net	Average remaining life (years)
Customer relationships	$59.6	$28.1	$31.5	9
Other	21.3	17.9	3.4	3
Total	$80.9	$46.0	$34.9

	December 31, 2022
(In millions)	Gross carrying value	Accumulated amortization	Net	Average remaining life (years)
Customer relationships	$118.4	$55.2	$63.2	10
Other	22.2	18.0	4.2	3
Total	$140.6	$73.2	$67.4
Amortization expense for these amortizable intangible assets was $7.2 million, $7.9 million and $8.4 million for fiscal years 2023, 2022 and 2021, respectively. Estimated aggregate amortization expense for such intangibles for the fiscal years subsequent to December 30, 2023 is as follows:

(In millions)	2024	2025	2026	2027	2028
Amortization expense	$4.6	$4.3	$4.0	$3.7	$3.4
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

The proceeds of the RPA are classified as operating activities in the Company's Consolidated Statement of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $613.9 million and $218.2 million in fiscal years 2023 and 2022, and total cash collections under the RPA were $662.7 million and $75.5 million in fiscal years 2023 and 2022. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

As of the fiscal years ended December 30, 2023 and December 31, 2022, the amount sold to the Purchasers was $93.9 million and $142.7 million respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Rockford ARS maintains a certain level of unsold receivables, which was $62.3 million and $70.0 million as of the fiscal years ended December 30, 2023 and December 31, 2022 respectively.
6. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition and Performance Obligations
The Company reports disaggregated revenue for the wholesale and direct-to-consumer sales channels, which are reconciled to the Company’s reportable segments. The wholesale channel includes royalty revenues, which operates in a similar manner as other wholesale revenues due to similar oversight and management, customer base, the performance obligation (footwear and apparel goods) and point in time completion of the performance obligation.

	Fiscal Year
(in millions)	2023	2022	2021
Active Group:
Wholesale	$999.1	$1,086.6	$930.7
Direct-to-consumer	440.0	483.6	388.9
Total	1,439.1	1,570.2	1,319.6
Work Group:
Wholesale	428.6	532.0	487.3
Direct-to-consumer	52.0	58.5	61.5
Total	480.6	590.5	548.8
Other:
Wholesale	232.8	374.4	369.2
Direct-to-consumer	90.4	149.7	177.3
Total	323.2	524.1	546.5
Total revenue	$2,242.9	$2,684.8	$2,414.9
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company is due $14.0 million of remaining fixed transaction price under its license agreements as of December 30, 2023, which it expects to recognize per the terms of its contracts over the course of time through December 2028. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
Reserves for Variable Consideration
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during fiscal years 2023 and 2022 related to the Company’s contract liabilities was nominal.

The Company’s contract balances are as follows:

(In millions)	December 30, 2023	December 31, 2022
Product returns reserve	$13.1	$15.3
Customer markdowns reserve	5.1	2.6
Other sales incentives reserve	4.2	3.3
Customer rebates liability	14.7	19.8
Customer advances liability	6.8	9.1
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
Product Returns
Consistent with industry practice, the Company offers limited product return rights for various return scenarios. The Company estimates the amount of product sales that may be returned by customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, and an offsetting increase to other accrued liabilities on the consolidated balance sheets. The Company believes there is sufficient current and historical information to record an estimate of the expected value of product returns although actual returns could differ from recorded amounts. The estimated cost of inventory for product returns is recorded in prepaid expenses and other current assets on the consolidated balance sheets. The estimated cost of inventory for product returns was $6.1 million and $6.7 million at December 30, 2023 and December 31, 2022, respectively.
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
7.INVENTORIES
The Company used the LIFO method to value inventories of $88.8 million and $109.8 million at December 30, 2023 and December 31, 2022, respectively. During fiscal years 2023 and 2022, changes in the LIFO reserve increased cost of goods sold by $1.3 million and $3.0 million, respectively. If the FIFO method had been used, inventories would have been $12.3 million and $11.0 million higher than reported at December 30, 2023 and December 31, 2022, respectively.

8.DEBT
Total debt consists of the following obligations:

(In millions)	December 30, 2023	December 31, 2022
Term Facility, due October 21, 2026	$71.7	$190.0
Senior Notes, 4.000% interest, due August 15, 2029	550.0	550.0
Borrowings under revolving credit agreements	305.0	425.0
Unamortized deferred financing costs	(5.9)	(7.0)
Total debt	$920.8	$1,158.0
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
The Term Facility requires quarterly principal payments with a balloon payment due on October 21, 2026. The scheduled principal payments due under the Term Facility over the next 12 months total $10.0 million as of December 30, 2023 and are recorded as current maturities of long-term debt on the consolidated balance sheets. In addition, the Company made payments towards the Term Facility in accordance with disposition proceeds language contained in the Credit Agreement.

The Revolving Facility allows the Company to borrow up to an aggregate amount of $1.0 billion. The Revolving Facility also includes a $100.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Facility of $6.6 million and $5.7 million as of December 30, 2023 and December 31, 2022, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Facility.
The interest rates applicable to amounts outstanding under Term Facility and to U.S. dollar denominated amounts outstanding under the Revolving Facility are, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Credit Agreement). At December 30, 2023, the Term Facility and the Revolving Facility had a weighted-average interest rate of 6.18%.

The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Senior Credit Facilities also contain certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Senior Credit Facilities require compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Senior Credit Facilities). As of December 30, 2023, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.

On June 30, 2023, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to its Credit Agreement, dated as of July 31, 2012. The Fourth Amendment provided the Company with near-term financial flexibility by adjusting the maximum Consolidated Leverage Ratio allowed under the Credit Agreement through the end of fiscal 2023. Financial covenant thresholds will revert to pre-existing levels in the first quarter of fiscal 2024.
On December 21, 2023, the Company entered into the Fifth amendment (the "Fifth Amendment") to its Credit Agreement, dated as of July 31, 2012. The Fifth Amendment provides the Company with additional allowable disposition capacity in fiscal 2023 and fiscal 2024 to support the Company's transformation.
The Company's $550.0 million 4.000% senior notes issued on August 26, 2021 are due on August 15, 2029. Related interest payments are due semi-annually. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.

The Company has a foreign revolving credit facility with aggregate available borrowings of $2.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of December 30, 2023 and December 31, 2022.
The Company included in interest expense the amortization of deferred financing costs of $2.2 million, $2.0 million, and $2.3 million in fiscal years 2023, 2022 and 2021, respectively.
Annual maturities of debt for the fiscal years subsequent to December 30, 2023 are as follows:

(In millions)	2024	2025	2026	2027	2028	Thereafter
Annual maturities of debt	$315.0	$10.0	$51.7	$—	$—	$550.0
9.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

(In millions)	December 30, 2023	December 31, 2022
Land	$0.6	$3.9
Buildings and leasehold improvements	110.0	121.8
Furniture, fixtures and equipment	169.6	170.2
Software	71.3	76.4
Gross cost	351.5	372.3
Less: accumulated depreciation	255.2	236.1
Property, plant and equipment, net	$96.3	$136.2
Depreciation expense was $27.7 million, $26.7 million and $24.8 million for fiscal years 2023, 2022 and 2021, respectively.
10.LEASES
The following is a summary of the Company’s lease cost.

	Fiscal Year
(In millions)	2023	2022
Operating lease cost	$40.4	$36.0
Variable lease cost	13.8	14.5
Short-term lease cost	4.6	3.1
Sublease income	(6.0)	(8.3)
Total lease cost	$52.8	$45.3
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Fiscal Year
(In millions)	2023	2022
Cash paid for operating lease liabilities	$44.3	$39.5
Operating lease assets obtained in exchange for lease liabilities	14.2	72.5

The weighted-average discount rate for operating leases as of December 30, 2023 is 5.3%. The weighted-average remaining lease term for operating leases as of December 30, 2023 is 7.6 years. Future undiscounted cash flows for operating leases for the fiscal periods subsequent to December 30, 2023 are as follows:

(In millions)	Operating Leases
2023	$35.2
2024	31.7
2025	27.1
2026	23.5
2027	20.9
Thereafter	72.3
Total future payments	210.7
Less: imputed interest	43.6
Recognized lease liability	$167.1
The Company did not enter into any real estate leases with commencement dates subsequent to December 30, 2023.
11.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 531 days and 524 days as of December 30, 2023 and December 31, 2022, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity.

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

The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	December 30, 2023	December 31, 2022
Foreign exchange hedge contracts	$269.0	$334.2
Interest rate swap	75.3	176.2

The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	December 30, 2023	December 31, 2022
Financial assets:
Foreign exchange hedge contracts	$—	$7.5
Interest rate swap	1.8	6.1
Financial liabilities:
Foreign exchange hedge contracts	$(5.1)	$(1.3)
Foreign exchange hedge contract financial assets are recorded to prepaid expenses and other current assets and financial liabilities are recorded to other accrued liabilities on the consolidated balance sheets. Interest rate swap financial assets are recorded to other assets and financial liabilities are recorded to other liabilities on the consolidated balance sheets.
12.STOCK-BASED COMPENSATION
The Company recognized stock-based compensation expense of $15.2 million, $33.4 million and $38.1 million and related income tax benefits of $2.9 million, $6.5 million and $7.5 million for grants under its stock-based compensation plans in the statements of operations for fiscal years 2023, 2022 and 2021, respectively.
As of December 30, 2023, the Company had 7,991,683 stock incentive units (stock options, stock appreciation rights, restricted stock, restricted stock units and common stock) available for issuance under the Stock Incentive Plan of 2016, as amended and restated ("Stock Plan"). Each stock option or stock appreciation right granted counts as 1.0 stock incentive unit. Stock options granted under the Stock Plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date and generally vest over three years. All other awards granted, including Restricted Awards and Performance Awards, count as 2.6 stock incentive units for each share, restricted share or restricted stock unit granted. Restricted Awards issued under the Stock Plan are subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment. These restrictions typically lapse over a three-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted awards provide for accelerated vesting under various scenarios, including retirement, death and disability, and upon a change in control of the Company. Awards issued to employees that meet the specified retirement age and service requirements are vested upon the employee's retirement in accordance with plan provisions and the applicable award agreements issued under the Stock Plan. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued shares or treasury shares.
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

Restricted Awards and Performance Awards
A summary of the unvested Restricted Awards and Performance Awards is as follows:

	Restricted Awards	Weighted- Average Grant Date Fair Value	Performance Awards	Weighted- Average Grant Date Fair Value
Unvested at January 2, 2021	1,644,017	$26.39	1,005,322	$35.25
Granted	654,898	34.64	630,996	38.02
Vested	(981,681)	22.78	(181,657)	35.03
Forfeited	(109,234)	32.75	(690,246)	35.71
Unvested at January 1, 2022	1,208,000	$33.62	764,415	$35.69
Granted	980,456	25.86	437,253	27.40
Vested	(452,448)	33.37	(343,290)	37.06
Forfeited	(219,530)	30.05	(83,724)	27.31
Unvested at December 31, 2022	1,516,478	$28.95	774,654	$34.14
Granted	1,678,585	13.66	686,294	14.82
Vested	(760,333)	28.49	(186,407)	33.88
Forfeited	(494,426)	21.71	(134,237)	26.92
Unvested at December 30, 2023	1,940,304	$17.23	1,140,304	$23.78
As of December 30, 2023, there was $19.0 million of unrecognized compensation expense related to unvested Restricted Awards, which is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of Restricted Awards vested during the year ended December 30, 2023 was $11.1 million. As of December 31, 2022, there was $19.4 million of unrecognized compensation expense related to unvested Restricted Awards, which was expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Restricted Awards vested during the year ended December 31, 2022 was $10.9 million. As of January 1, 2022, there was $19.8 million of unrecognized compensation expense related to unvested Restricted Awards, which was expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Restricted Awards vested during the year ended January 1, 2022 was $34.8 million.
As of December 30, 2023, there was $5.0 million of unrecognized compensation expense related to unvested Performance Awards, which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of Performance Awards vested during the year ended December 30, 2023 was $5.7 million. As of December 31, 2022, there was $10.8 million of unrecognized compensation expense related to unvested Performance Awards, which was expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Performance Awards vested during the year ended December 31, 2022 was $9.3 million. As of January 1, 2022, there was $16.1 million of unrecognized compensation expense related to unvested Performance Awards, which was expected to be recognized over a weighted-average period of 1.4 years. The total fair value of Performance Awards vested during the year ended January 1, 2022 was $6.2 million.

Stock Options
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes-Merton formula. The estimated weighted-average fair value for each option granted was $8.46 and $11.14 per share for fiscal years 2022 and 2021, respectively.

A summary of the stock option transactions is as follows:

	Shares Under Option	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 2, 2021	3,259,405	$22.22	3.9	$29.7
Granted	23,610	34.22
Exercised	(776,850)	22.11
Canceled	(17,353)	33.79
Outstanding at January 1, 2022	2,488,812	$22.29	3.2	$16.7
Granted	20,171	25.19
Exercised	(74,482)	18.26
Canceled	(101,091)	22.57
Outstanding at December 31, 2022	2,333,410	$22.43	2.4	$—
Granted	—	—
Exercised	(6,042)	16.51
Canceled	(366,352)	21.81
Outstanding at December 30, 2023	1,961,016	$22.56	1.7	$—
Unvested at December 30, 2023	(10,959)
Exercisable at December 30, 2023	1,950,057	$22.53	1.7	$—
The total pretax intrinsic value of stock options exercised during fiscal years 2023, 2022 and 2021 was $0.0 million, $0.4 million and $11.4 million, respectively. There was no unrecognized compensation expense related to stock option grants as of December 30, 2023. As of December 31, 2022 and January 1, 2022, there was $0.1 million and $0.2 million, respectively, of unrecognized compensation expense related to stock option awards expected to be recognized over a weighted-average period of 0.9 years and 1.3 years, respectively.
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price as of each fiscal year end, which would have been received by the option holders had all option holders exercised options, where the market price of the Company's stock was above the strike price ("in-the-money"), as of that date. There were no in-the-money options exercisable as of December 30, 2023 and December 31, 2022. The Company’s closing stock price was $8.89 per share as of December 30, 2023 and $10.93 per share as of December 31, 2022.
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
The Company has a Supplemental Executive Retirement Plan (the “SERP”) for certain current and former employees that entitles a participating employee to receive payments from the Company following retirement based on the employee’s years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle those employees to receive payments from the Company following retirement, generally for the duration of their lives. The Company maintains life insurance policies with a cash surrender value of $48.3 million at December 30, 2023 and $46.6 million at December 31, 2022 recognized as other assets on the consolidated balance sheets that are intended to partially fund deferred compensation benefits under the SERP and deferred compensation agreements.
The Company has two defined contribution 401(k) plans covering substantially all domestic employees that provide for discretionary Company contributions based on the amount of participant deferrals. The Company recognized expense for its contributions to the defined contribution plans of $4.9 million, $5.6 million and $5.2 million in fiscal years 2023, 2022 and 2021, respectively.
The Company also has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $1.6 million, $1.5 million and $1.4 million in fiscal years 2023, 2022 and 2021, respectively. The Company also has a benefit plan at a foreign location that provides for retirement benefits based on years of service. The obligation recorded under this plan was $0.6 million at December 30, 2023 and $0.8 million at December 31, 2022 and was recognized as a deferred compensation liability on the consolidated balance sheets.
The following summarizes the status of and changes in the Company’s assets and related obligations for its pension plans (which include the Company’s defined benefit pension plans and the SERP) for the fiscal years 2023 and 2022:

	Fiscal Year
(In millions)	2023	2022
Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$328.2	$434.3
Service cost pertaining to benefits earned during the year	3.1	5.3
Interest cost on projected benefit obligations	17.8	13.2
Actuarial loss (gain)	15.7	(107.8)
Benefits paid to plan participants	(17.5)	(16.8)
Curtailment	(2.1)	—
Projected benefit obligations at end of the year	$345.2	$328.2
Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$251.4	$323.0
Actual return (loss) on plan assets	24.7	(58.7)
Company contributions - SERP	3.9	3.8
Benefits paid to plan participants	(17.3)	(16.7)
Fair value of pension assets at end of the year	$262.7	$251.4
Funded status	$(82.5)	$(76.8)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(4.1)	$(3.9)
Accrued pension liabilities	(78.4)	(72.9)
Funded status of qualified defined benefit plans and SERP	$(82.5)	$(76.8)
Unrecognized net actuarial loss recognized in accumulated other comprehensive income was $10.7 million and $1.8 million, and amounts net of tax were $8.7 million and $1.7 million, as of December 30, 2023 and December 31, 2022, respectively. The accumulated benefit obligations for all defined benefit pension plans and the SERP were $334.7 million at December 30, 2023 and $315.9 million at December 31, 2022. The increase in benefit obligation for fiscal 2023 was the result of actuarial losses caused by changes to the discount rate. The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension income during fiscal 2024 is $1.7 million.

The following is a summary of net pension and SERP expense recognized by the Company:

	Fiscal Year
(In millions)	2023	2022	2021
Service cost pertaining to benefits earned during the year	$3.1	$5.3	$6.9
Interest cost on projected benefit obligations	17.8	13.2	12.8
Expected return on pension assets	(18.5)	(20.5)	(19.5)
Net amortization loss (gain)	(0.7)	11.3	13.8
Curtailment	(1.0)	—	—
Net pension expense	$0.7	$9.3	$14.0
Less: SERP expense	3.9	3.8	5.7
Qualified defined benefit pension plans expense (income)	$(3.2)	$5.5	$8.3
The non-service cost components of net pension expense is recorded in the Other expense (income), net line item on the consolidated statements of operations and comprehensive income.
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company’s pension and post-retirement plans are as follows:

	Fiscal Year
	2023	2022
Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	5.30%	5.56%
Rate of compensation increase - pension	4.09%	4.13%
Rate of compensation increase - SERP	7.00%	7.00%
Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	5.56%	3.09%
Expected long-term rate of return on plan assets	6.88%	6.87%
Rate of compensation increase - pension	4.13%	4.18%
Rate of compensation increase - SERP	7.00%	7.00%
Unrecognized net actuarial losses exceeding certain corridors are amortized over one of two amortization periods, based on each plan's election. The amortization period is either a five-year period, unless the minimum amortization method based on average remaining service periods produces a higher amortization; or, over the average remaining life expectancy of participants expected to receive benefits. The Company utilizes a bond matching calculation to determine the discount rate. A hypothetical bond portfolio is created based on a presumed purchase of high-quality corporate bonds with maturities that match the plan’s expected future cash outflows. The discount rate is the resulting yield of the hypothetical bond portfolio. The discount rate is used in the calculation of the year-end pension liability and the service and interest cost for the subsequent year.
The long-term rate of return is based on overall market expectations for a balanced portfolio with an asset mix similar to the Company’s, utilizing historic returns for broad market and fixed income indices. The Company’s investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. The target investment allocations as of December 30, 2023 were 44% in equity securities and 56% in fixed income securities. Within the equity and fixed income classifications, the investments are diversified. The Company’s asset allocations by asset category and fair value measurement are as follows:

	December 30, 2023			December 31, 2022
(In millions)	Total		% of Total	Total		% of Total
Equity securities	$122.7	[1]	46.7%	$112.2	[1]	44.7%
Fixed income securities	85.8	[1]	32.7%	90.0	[1]	35.8%
Cash	52.4		19.9%	46.6		18.5%
Other	1.8	[2]	0.7%	2.6	[2]	1.0%
Fair value of plan assets	$262.7		100.0%	$251.4		100.0%
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
The Company does not expect to make any contributions to its qualified defined benefit pension plans in fiscal 2024 and expects to make $4.1 million in contributions to the SERP in fiscal 2024.
Expected benefit payments for the fiscal years subsequent to December 30, 2023 are as follows:

(In millions)	2024	2025	2026	2027	2028	2029-2033
Expected benefit payments	$19.2	$20.0	$20.6	$21.2	$21.6	$114.2
14.INCOME TAXES
The geographic components of earnings (loss) before income taxes are as follows:

	Fiscal Year
(In millions)	2023	2022	2021
United States	$(115.2)	$(94.6)	$22.7
Foreign	(19.0)	(158.3)	57.6
Earnings (loss) before income taxes	$(134.2)	$(252.9)	$80.3
The provisions for income tax expense (benefit) consist of the following:

	Fiscal Year
(In millions)	2023	2022	2021
Current expense:
Federal	$(0.6)	$22.7	$14.6
State	(1.7)	4.0	2.5
Foreign	1.3	28.2	15.0
Deferred expense (benefit):
Federal	(88.5)	(52.9)	(17.1)
State	0.1	(4.9)	(1.8)
Foreign	(5.6)	(60.9)	0.1
Income tax expense (benefit)	$(95.0)	$(63.8)	$13.3

A reconciliation of the Company’s total income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

	Fiscal Year
(In millions)	2023	2022	2021
Income taxes at U.S. statutory rate of 21%	$(28.2)	$(53.1)	$16.9
State income taxes, net of federal income tax	(2.0)	(2.3)	(1.1)
Foreign earnings taxed at rates different from the U.S. statutory rate:
Hong Kong	(7.3)	(14.2)	(7.2)
Italy	(2.5)	0.3	1.1
United Kingdom	2.3	(1.1)	(0.5)
Other	3.9	2.9	2.5
Adjustments for uncertain tax positions	(1.3)	(0.9)	(1.3)
Change in valuation allowance	29.0	2.1	2.2
Tax impact of impairment in foreign jurisdiction	—	3.0	—
Global Intangible Low Tax Income tax	1.5	3.8	3.2
Foreign Derived Intangible Income tax benefit	—	(8.2)	(3.7)
Non-deductible executive compensation	(0.8)	3.3	5.2
Permanent adjustments related to employee share based compensation	4.2	1.6	(3.7)
Deferred tax on future cash dividends	—	(0.2)	(0.9)
Income tax audit adjustments	—	—	2.5
Permanent adjustment related to goodwill divested	4.3	—	—
Deferred adjustment for income tax audit	—	—	(1.2)
Capital loss from sale of subsidiary	(95.7)	—	—
Other Permanent adjustments and non-deductible expenses	(1.2)	(1.4)	(0.3)
Other	(1.2)	0.6	(0.4)
Income tax expense (benefit)	$(95.0)	$(63.8)	$13.3

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

(In millions)	December 30, 2023	December 31, 2022
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$16.0	$18.1
Deferred compensation accruals	6.1	4.3
Accrued pension expense	19.7	18.7
Stock-based compensation	7.0	9.1
Net operating loss and foreign tax credit carryforwards	56.6	19.9
Capital loss carryforwards	60.4	—
Book over tax depreciation and amortization	0.4	0.5
Tenant lease expenses	10.6	4.3
Environmental reserve	14.8	28.3
Intangible Assets	1.3	—
Other	8.3	6.5
Total gross deferred income tax assets	201.2	109.7
Less valuation allowance	(55.6)	(26.7)
Net deferred income tax assets	145.6	83.0
Deferred income tax liabilities:
Intangible assets	(48.9)	(76.2)
Tax over book depreciation and amortization	(3.4)	(9.4)
Other	(3.8)	(8.2)
Total deferred income tax liabilities	(56.1)	(93.8)
Net deferred income tax asset (liabilities)	$89.5	$(10.8)
The valuation allowance for deferred income tax assets as of December 30, 2023 and December 31, 2022 was $55.6 million and $26.7 million, respectively. The net increase in the total valuation allowance during fiscal 2023 was $28.9 million. The valuation allowance for both years is primarily related to U.S. state and local net operating loss carryforwards as well as a valuation allowance against state deferred tax assets for certain U.S. legal entities, foreign net operating loss carryforwards and tax credit carryforwards in foreign jurisdictions. The valuation allowance for fiscal 2023 is also related to U.S. federal capital loss carryforwards. The ultimate realization of the deferred tax assets depends on the generation of future taxable income in foreign jurisdictions as well as state and local tax jurisdictions, and capital gains in the U.S. tax jurisdiction. During 2023, the Company sold one of its foreign subsidiaries which generated a tax capital loss of $417.8 million on the divestiture of that entity's stock. That tax capital loss was used to offset taxable gains related to the divestiture of various brand and non-core assets between 2022 and 2024 in the amount of $312.5 million. The remaining capital loss of $105.3 million has no immediate use and therefore has a full valuation allowance resulting in an increase to the valuation allowance of $24.1 million as of December 30, 2023. The current year change in the valuation allowance results in a decrease against the state deferred tax assets of $0.8 million, an increase related to state net operating loss carryforward of $2.3 million, and a net increase relating to the foreign net operating losses and foreign tax credits and other deferred tax assets of $3.3 million.
At December 30, 2023, the Company had foreign net operating loss carryforwards of $43.5 million, which have expirations ranging from 2024 to an unlimited term during which they are available to offset future foreign taxable income. The Company had U.S. federal capital loss carryforwards, federal net operating loss carryforwards and Internal Revenue Code section 163(j) interest expense carryforwards of $263.8 million, $27.1 million, and $65.8 million respectively, which have expirations ranging from 2029 to an unlimited term during which they are available to offset future U.S. federal taxable income. The Company had state net operating loss carryforwards and Internal Revenue Code section 163(j) interest expense carryforwards of $234.4 million and $74.7 million respectively, which have expirations ranging from 2024 to an unlimited term during which they are available to offset future state taxable income. The Company also had tax credit carryforwards in foreign jurisdictions of $2.6 million, which are available for an unlimited carryforward period to offset future foreign taxes.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year
(In millions)	2023	2022
Unrecognized tax benefits at beginning of the year	$9.0	$10.9
Increases related to current year tax positions	0.3	0.2
Decreases related to prior year positions	(5.1)	(1.1)
Decreases relating to settlements with taxing authorities	(0.7)	(0.5)
Decrease due to lapse of statute	(0.9)	(0.5)
Unrecognized tax benefits at end of the year	$2.6	$9.0
The portion of the unrecognized tax benefits that, if recognized currently, would reduce the annual effective tax rate was $2.6 million and $9.0 million as of December 30, 2023 and December 31, 2022, respectively. During 2023, the Company released $5.1 million of unrecognized tax benefits related to net operating losses that were deemed to be fully limited based on the completion of a separate return loss year analysis. The release had no impact on the effective tax rate since the Company released both the deferred tax asset and contra deferred tax asset related to the net operating losses. The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. Interest accrued related to unrecognized tax benefits was $0.5 million and $0.5 million as of December 30, 2023 and December 31, 2022.
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
The Company intends to repatriate cash held in foreign jurisdictions and as such has recorded a deferred tax liability related to additional state taxes and foreign withholding taxes on the future dividends received in the U.S. from the foreign subsidiaries of $1.1 million and $1.1 million for fiscal years 2023 and 2022. The Company intends to permanently reinvest all non-cash undistributed earnings outside of the U.S. and has, therefore, not established a deferred tax liability on the amount of non-cash foreign undistributed earnings of $76.5 million at December 30, 2023. However, if these non-cash undistributed earnings were repatriated, the Company would be required to accrue and pay applicable U.S. taxes and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these non-cash unremitted earnings due to the complexity of the hypothetical calculation.

15.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during fiscal years 2023 and 2022 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at January 1, 2022	$(56.8)	$(8.9)		$(33.2)		$(98.9)
Other comprehensive income (loss) before reclassifications (1)	(76.3)	25.4		22.6		(28.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(19.3)	(2)	11.3	(3)	(8.0)
Income tax (expense) benefit	—	4.7		(2.4)		2.3
Net reclassifications	—	(14.6)		8.9		(5.7)
Net current-period other comprehensive income (loss) (1)	(76.3)	10.8		31.5		(34.0)
Balance at December 31, 2022	$(133.1)	$1.9		$(1.7)		$(132.9)
Other comprehensive income (loss) before reclassifications (1)	12.6	(4.8)		(6.6)		1.2
Amounts reclassified from accumulated other comprehensive income (loss)	4.2	(18.8)	(2)	(0.7)	(3)	(15.3)
Income tax benefit	—	4.6		0.2		4.8
Net reclassifications	4.2	(14.2)		(0.5)		(10.5)
Net current-period other comprehensive income (loss) (1)	16.8	(19.0)		(7.1)		(9.3)
Balance at December 30, 2023	$(116.3)	$(17.1)		$(8.8)		$(142.2)
(1)Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.
(2)Amounts related to foreign currency derivatives used to manage the volatility associated with inventory purchases in various currencies and deemed to be highly effective are included in cost of goods sold. Amounts related to foreign currency derivatives that are no longer deemed to be highly effective are included in other income. Amounts related to interest rate swaps are included in interest expense.
(3)Amounts reclassified are included in the computation of net pension expense.
16.FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	December 30, 2023	December 31, 2022
Financial assets:
Derivatives	$1.8	$13.6
Financial liabilities:
Derivatives	$(5.1)	$(1.3)
The fair value of foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts.
Nonrecurring Fair Value Measurements
Indefinite-lived intangible assets and goodwill are tested annually, or if a triggering event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). In the third quarter of 2023, based on the results of the impairment testing, the Company recognized impairment charges of $38.3 million to the Sperry® trade name. In the fourth quarter of 2022, after completion of the annual impairment testing, the Company recorded a $48.4 million impairment charge for Sweaty Betty® goodwill. The Company also recorded impairment charges of $191.0 million and

$189.3 million to the Sperry® and Sweaty Betty® trade names, respectively, in fiscal 2022. Refer to Note 4, “Goodwill and Other Intangibles” for additional discussion on the Sperry® goodwill impairment and the Sperry® and Sweaty Betty® trade name impairment.

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

(In millions)	December 30, 2023	December 31, 2022
Carrying value	$920.8	$1,158.0
Fair value	813.3	1,042.9
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

There were no developments during fiscal year 2023 that required the Company to change the amount accrued for the Litigation Matters described above. The Company made related payments of $37.8 million in connection with the Litigation Matters described above during fiscal year 2023. As of December 30, 2023, the Company had recorded liabilities of $2.7 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities in the consolidated balance sheets.

In December 2018, the Company filed a lawsuit against certain of its historic liability insurers, seeking to compel them to provide a defense against the Litigation Matters on the Company's behalf and coverage for remediation efforts undertaken by, and indemnity provided by, the Company. The Company recognized certain recoveries from legacy insurance policies in 2023 and 2022, and continues pursuing additional recoveries through the lawsuit.

Other Litigation
The Company is also involved in litigation incidental to its business and is a party to legal actions and claims, including, but not limited to, those related to employment, intellectual property, and consumer related matters. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available to the Company and reserves for liabilities that the Company has recorded, along with applicable insurance, it is management’s opinion that the outcome of these items, individually and in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Fiscal Year
(In millions)	2023	2022
Remediation liability at beginning of the year	$74.1	$85.7
Changes in estimate	(5.8)	6.8
Amounts paid	(10.4)	(18.4)
Remediation liability at the end of the year	$57.9	$74.1
The reserve balance as of December 30, 2023 includes $31.3 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $26.6 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal years subsequent to December 30, 2023 are as follows:

(In millions)	2024	2025	2026	2027	2028	Thereafter
Minimum royalties	$1.3	$—	$—	$—	$—	$—
Minimum advertising	2.9	3.0	3.1	3.2	3.3	—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $1.5 million, $2.3 million and $2.3 million for fiscal years 2023, 2022 and 2021, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $6.9 million, $6.5 million and $6.5 million for fiscal years 2023, 2022 and 2021, respectively.
18.BUSINESS SEGMENTS
The Company’s portfolio of brands are organized into the following reportable segments.
•Active Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Sweaty Betty® activewear, and Chaco® footwear;
•Work Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Harley-Davidson® footwear and HYTEST® safety footwear;

The Company's operating segments are the Active Group, Work Group, and Sweaty Betty®. Sweaty Betty® and the Active Group were evaluated and combined into one reportable segment because they meet the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance
Kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell®, Hush Puppies® and Cat® are included with the applicable brand.
The Company also reports “Other” and “Corporate” categories. Other consists of Sperry® footwear, Keds® footwear, Hush Puppies® footwear and apparel, the Company’s leather marketing operations, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail stores and the Stride Rite® licensed business. Prior to the fourth quarter of 2023, Sperry®, Keds®, and Hush Puppies® financial results were reported in the Lifestyle Group. The Lifestyle Group is no longer a reportable segment based upon how the Chief Operating Decision Maker, the Company's Chief Executive Officer, allocates resources to and assesses performance of the Company's operating segments. The Corporate category consists of gains on the sale of businesses and trademarks, unallocated corporate expenses, such as corporate employee costs, corporate facility costs, reorganization activities, impairment of long-lived assets and environmental and other related costs.
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

	Fiscal Year
(In millions)	2023	2022	2021
Revenue:
Active Group	$1,439.1	$1,570.2	$1,319.6
Work Group	480.6	590.5	548.8
Other	323.2	524.1	546.5
Total	$2,242.9	$2,684.8	$2,414.9
Operating profit (loss):
Active Group	$140.3	$198.4	$229.5
Work Group	58.1	102.5	103.8
Other	32.8	59.9	75.6
Corporate	(299.4)	(569.2)	(253.2)
Total	$(68.2)	$(208.4)	$155.7
Interest expense, net	63.5	47.3	37.4
Debt extinguishment and other costs	—	—	34.3
Other expense (income), net	2.5	(2.8)	3.7
Earnings (loss) before income taxes	$(134.2)	$(252.9)	$80.3

	Fiscal Year
(In millions)	2023	2022	2021
Depreciation and amortization expense:
Active Group	$10.7	$8.1	$5.4
Work Group	0.4	0.3	0.3
Other	2.9	3.4	3.9
Corporate	21.1	22.8	23.6
Total	$35.1	$34.6	$33.2
Capital expenditures:
Active Group	$9.7	$18.9	$5.0
Work Group	0.1	0.4	0.4
Other	0.1	5.2	1.8
Corporate	4.7	12.0	10.4
Total	$14.6	$36.5	$17.6

(In millions)	December 30, 2023	December 31, 2022
Total assets:
Active Group	$1,183.9	$1,331.5
Work Group	288.4	375.7
Other	250.8	573.4
Corporate	339.7	212.1
Total	$2,062.8	$2,492.7
Goodwill:
Active Group	$317.7	$314.4
Work Group	60.3	59.6
Other	49.1	111.0
Total	$427.1	$485.0
Geographic dispersion of revenue from external customers, based on shipping destination is as follows:

	Fiscal Year
(In millions)	2023	2022	2021
United States	$1,217.9	$1,563.1	$1,573.9
Foreign:
Europe, Middle East and Africa	540.8	602.5	460.3
Asia Pacific	253.2	245.7	161.6
Canada	107.1	126.8	116.9
Latin America	123.9	146.7	102.2
Total from foreign territories	1,025.0	1,121.7	841.0
Total revenue	$2,242.9	$2,684.8	$2,414.9
The location of the Company’s tangible long-lived assets, which comprises property, plant and equipment and lease right-of-use assets, is as follows:

(In millions)	December 30, 2023	December 31, 2022	January 1, 2022
United States	$131.9	$222.3	$205.8
Foreign countries	82.6	88.6	61.4
Total	$214.5	$310.9	$267.2

The Company does not believe that it is dependent upon any single customer because no customer accounts for more than 10% of consolidated revenue in any year.
During fiscal 2023, the Company sourced 100% of its footwear products and apparel and accessories from third-party suppliers, located primarily in the Asia Pacific region. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.
19.VARIABLE INTEREST ENTITIES AND RELATED PARTY TRANSACTIONS
On December 17, 2023, the Company entered into a purchase agreement to sell a 40% ownership interest in Gemini Asia Saucony, LLC, which was established for the purpose of holding, licensing and managing the intellectual property rights associated with the Saucony® brand in China, Hong Kong and Macau, to XMS Sports Co. Limited for cash of $39.0 million.
Assets and Liabilities of Consolidated VIEs
The Company has joint ventures that source and market the Company’s footwear and apparel products in China. Based upon the criteria set forth in FASB ASC 810, Consolidation, the Company has determined two of the consolidated joint ventures are variable interest entities (VIEs) of which the Company is the primary beneficiary and, as a result, the Company consolidates these VIEs. The primary beneficiary determination is based on the relationship between the Company and the VIE, including contractual agreements between the Company and the VIE. The Company has determined that two of the VIEs that are consolidated meet the criteria to be classified as held for sale as of year end 2023, refer to Note 20, "Divestitures and Assets and Liabilities Held for Sale" for additional discussion.
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
The following is a summary of these VIE’s assets and liabilities included in the Company’s consolidated balance sheets.

	Fiscal Year
(In millions)	2023	2022
Cash	$—	$5.8
Accounts receivable	—	19.7
Inventory	—	16.0
Other current assets	—	2.4
Noncurrent assets	—	0.8
Assets held for sale	51.6	—
Total assets	51.6	44.7

Current liabilities	—	9.6
Noncurrent liabilities	—	1.6
Liabilities held for sale	15.4	—
Total liabilities	$15.4	$11.2
Nonconsolidated VIEs
The Company also has two joint ventures that are VIEs that are not consolidated as the Company does not have the power to direct the most significant activities that impact the VIEs' economic performance. The two VIEs distribute footwear and apparel products in the Asia Pacific region. The Company’s consolidated balance sheets in 2022 included $8.1 million in Other Assets related to VIEs for which the Company is not the primary beneficiary. The Company has determined that the VIEs that are not consolidated meet the criteria to be classified as held for sale as of year-end fiscal 2023, refer to Note 20, "Divestitures and Assets and Liabilities Held for Sale" for additional discussion.

Related Party Transactions
In the normal course of business, the Company enters into transactions with related party equity affiliates. Related party transactions consist of the sale of goods, made at arm’s length, and other arrangements. For the fiscal years ended December 30, 2023 and December 31, 2022 the Company recognized net sales to equity affiliates totaling $66.5 million and $35.5 million, respectively.
The following table summarizes related party transactions included in the consolidated balance sheets.

	Fiscal Year
(In millions)	2023	2022
Accounts receivable due from related parties	$15.4	$18.1
Long term liabilities due to related parties	1.4	—
Long term assets due from related parties	—	1.6
20.DIVESTITURES AND ASSETS AND LIABILITIES HELD FOR SALE
Divestiture of Keds® Business
On February 7, 2023 the Company entered into an Asset Purchase Agreement with Designer Brands, Inc. (the "Buyer") pursuant to which the Buyer agreed to purchase the global Keds® business. The sale was effective as of February 4, 2023, in accordance with the terms and conditions of the Asset Purchase Agreement.
The following table summarizes the net gain recognized in connection with the divestiture:

(In millions)
Net proceeds	$83.4
Net assets disposed	(65.9)
Direct costs to sell	(1.6)
AOCI reclassification adjustment, foreign currency translation	4.2
Gain on sale of business	$20.1
The Company determined that the divestiture of the Keds® business did not represent a strategic shift that had or will have a major effect on the Consolidated Results of Operations, and therefore results were not classified as discontinued operations. The proceeds from the sales were used to reduce outstanding borrowings under the Revolving Facility.
Divestiture of U.S. Wolverine Leathers Business
On August 23, 2023, the Company completed the sale of its U.S. performance leathers business to its long-time customer, New Balance. The Company received $4.0 million in cash for the sale and recognized a gain on sale of $1.9 million. The assets sold, which were included in the Other segment category, consist of $2.1 million in inventory.
Divestiture of Hush Puppies® intellectual property in China, Hong Kong, and Macau
On September 1, 2023, the Company entered into an asset purchase agreement to sell the Hush Puppies® trademarks, patents, copyrights and domains in China, Hong Kong and Macau to its current sublicensee, Beijing Jiaman Dress Co., Ltd. for cash of $58.8 million and recognized a gain on sale of $55.8 million. The gain on sale is net of transaction related fees of $3.0 million. The transaction closed on September 14, 2023. The Company continues to own the Hush Puppies® brand throughout the rest of the world.
Sale-Leaseback of Louisville Distribution Facility
On December 28, 2023, the Company completed a sale and leaseback transaction with an independent third party for the land, building and related fixed assets of its distribution center located in Louisville, Kentucky for a sale price of $23.5 million. The distribution center was leased back to the Company via a two year lease agreement which includes a one year renewal option.

The transaction qualifies for sales recognition under the sale leaseback accounting requirements and the Company recorded a gain of $12.6 million.
Divestiture of Asia-based Leathers Business
On December 14, 2023, the Company completed the sale of its Asia-based performance leathers business to Interhides Public Company Limited, a current materials vendor of the Company. The Company received $8.2 million in cash for the sale. The assets sold, which were included in the Other segment category, consist of $8.2 million in inventory.
Assets and Liabilities Held for Sale
On January 10, 2024, the Company completed the sale of the global Sperry® business and as of fiscal 2023 year-end, determined that the Sperry® business met the criteria to be classified as held for sale. The Company received gross proceeds of $97.4 million in cash, subject to customary purchase price adjustments. The Company determined that the divestiture of the Sperry® business does not represent a strategic shift that had or will have a major effect on the consolidated condensed results of operations, and therefore results of this business were not classified as discontinued operations.
Upon classification as held for sale, the Company compared the Sperry® business' carrying value with its fair value, less costs to sell. Based upon the selling price, the Company estimated implied losses in excess of the carrying value of the Sperry® business' long-lived assets. As a result, the Company recorded non-cash impairment charges totaling $95.0 million during fiscal 2023 to reduce the net carrying value of the Sperry® business' long-lived assets to zero. Also during fiscal 2023, the Company recorded an impairment charge of $11.0 million related to assets that will not convey as part of the Sperry® sale transactions and are not expected to be used within the Company’s other businesses. These charges are reported within the impairment of long-lived assets line on the consolidated statements of operations. This write-down includes a $1.0 million loss related to currency translation adjustments in accumulated other comprehensive loss.
On December 17, 2023, the Company entered into an agreement to sell the Company’s equity interest in the Merrell and Saucony China joint venture entities to Xtep International Holdings Limited ("Xtep"), its joint venture partner. On January 1, 2024, the Company completed the sale of and received cash of $22.0 million. The Company has determined that the Merrell and Saucony China joint venture entities meet the criteria to be classified as held for sale as of year-end 2023, and therefore have reclassified the related assets and liabilities as held for sale on the Consolidated Balance Sheets. The Company determined that the planned divestiture does not represent a strategic shift that had or will have a major effect on the consolidated condensed results of operations, and therefore results of this business were not classified as discontinued operations.
The Keds® business and the performance leathers business met the criteria to be classified as held for sale as of year end 2022, and therefore reclassified the related assets and liabilities as held for sale on the Consolidated Balance Sheets as of year end 2022. As noted above, the Company completed the sale of both the Keds® business and performance leathers business in fiscal 2023.

The following is a summary of the major categories of assets and liabilities that have been classified as held for sale on the consolidated condensed balance sheets:

	Fiscal Year
(In millions)	2023	2022
Cash and cash equivalents	$5.6	$4.0
Accounts receivables, net	15.4	3.5
Inventories	83.3	43.1
Other current assets	2.9	—
Property, plant and equipment, net	3.8	—
Lease right-of-use assets	7.6	—
Goodwill	43.0	—
Indefinite-lived intangibles	67.0	11.4
Amortizable intangibles, net	21.0	—
Other assets	7.8	5.9
Impairment of carrying value	(96.8)	—
Total assets held for sale	160.6	67.9

Accounts payable	4.8	8.1
Lease liabilities	9.0	—
Accrued liabilities	9.0	0.7
Other liabilities	1.4	—
Total liabilities held for sale	$24.2	$8.8
21.SUBSEQUENT EVENT
On January 10, 2024, the Company entered into a Purchase Agreement with ABG Intermediate Holdings 2 LLC, an affiliate of Authentic Brands Group LLC. (the "ABG Buyer"), pursuant to which the ABG Buyer agreed to purchase all of the outstanding equity of certain subsidiaries of the Company that own or hold for use intellectual property used by the Company exclusively in the footwear, apparel, and accessories business conducted by the Company under the Sperry® brand. In addition, on January 10, 2024 the Company entered into an Inventory Purchase Agreement with Aldo U.S. Inc., an affiliate of the Aldo Group (the "Aldo Buyer"), pursuant to which the Aldo Buyer agreed to purchase certain inventory and other assets of the Sperry® business, and to assume certain contracts of the Sperry® business, including Sperry® retail store leases. The aggregate purchase price under these two purchase agreements was approximately $97.4 million in cash, subject to customary purchase price adjustments.
On December 17, 2023, the Company and Xtep entered into a Purchase Agreement pursuant to which Xtep agreed to purchase the Company’s equity interest in the Merrell and Saucony joint venture entities (Saucony Brand Operations Ltd., Saucony Distribution Operations Ltd., Merrell Brand Operations Ltd. and Merrell Distribution Operations Ltd.), transitioning the business from a joint venture model to a license and distribution rights model under which Xtep will exclusively carry out the development, marketing and distribution of footwear, apparel and accessories for the Saucony and Merrell brands in China. The purchase price was approximately $22.0 million in cash, and the sale was effective January 1, 2024, in accordance with the terms and conditions of the Purchase Agreement.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Wolverine World Wide, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter
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
At December 30, 2023, the Company’s goodwill and indefinite-lived intangible assets were $427.1 million and $174.1 million, respectively. During 2023, the Company recognized impairment charges of $38.3 million associated with its Sperry indefinite-lived intangible asset. As discussed in Notes 1 and 4 of the consolidated financial statements, goodwill and indefinite-lived intangibles are tested for impairment at least annually. The impairment test for goodwill consists of measuring the fair value of the reporting unit and comparing it to the reporting unit’s carrying amount. The impairment test for indefinite-lived intangible assets consists of measuring the fair value of the asset and comparing it to the asset’s carrying amount.
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
February 22, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Wolverine World Wide, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Wolverine World Wide, Inc. and subsidiaries’ internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wolverine World Wide, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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
February 22, 2024

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 30, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective as of December 30, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 30, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 30, 2023 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
(c) During the quarter ended December 30, 2023, no director or Section 16 officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-rule 10b5-1 trading arrangement, in each case, as defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the Definitive Proxy Statement of the Company relating to the Annual Meeting of Stockholders of Wolverine World Wide, Inc. expected to be held on May 2, 2024 in sections "Election of Directors" and "Corporate Governance". The Company intends to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 30, 2023:

Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,961,016	(2), (3)	$22.56	8,085,425	(4)
Equity compensation plans not approved by security holders	—		—	—
Total	1,961,016		$22.56	8,085,425
(1)Each plan for which aggregated information is provided contains customary anti-dilution provisions that are applicable in the event of a stock split, stock dividend or certain other changes in the Company’s capitalization.
(2)Includes: (i) 1,772,382 stock options awarded to employees under the Stock Incentive Plan of 2013 and the Stock Incentive Plan of 2016, as amended and restated; and (ii) and 188,634 stock options awarded to non-employee directors under the Stock Incentive Plan of 2013 and the Stock Incentive Plan of 2016, as amended and restated. Column (a) does not include stock units credited to outside directors’ fee accounts or retirement accounts under the Outside Directors’ Deferred Compensation Plan. Stock units do not have an exercise price. Each stock unit credited to a director’s fee account and retirement account under the Outside Directors’ Deferred Compensation Plan will be converted into one share of common stock upon distribution. Column (a) also does not include shares of restricted or unrestricted common stock previously issued under the Company’s equity compensation plans.
(3)Of this amount, 10,959 options were not exercisable as of December 30, 2023 due to vesting restrictions.
(4)Comprised of: (i) 93,742 shares available for issuance under the Outside Directors’ Deferred Compensation Plan upon the retirement of the current directors or upon a change in control; and (ii) 7,991,683 shares issuable under the Stock Incentive Plan of 2016, as amended and restated.
The Outside Directors’ Deferred Compensation Plan is a supplemental, unfunded, nonqualified deferred compensation plan for non-employee directors. Beginning in 2006, the Company began paying an annual equity retainer to non-management directors in the form of a contribution under the Outside Directors’ Deferred Compensation Plan. Non-management directors may also voluntarily elect to receive, in lieu of some or all directors’ fees, a number of stock units equal to the amount of the deferred directors’ fees divided by the fair market value of the Company’s common stock on the date of payment. These stock units are increased by a dividend equivalent based on dividends paid by the Company and the amount of stock units credited to the participating director’s fee account and retirement account. Upon distribution, the participating directors receive a number of shares of the Company’s common stock equal to the number of stock units to be distributed at that time. Distribution is triggered by termination of service as a director or by a change in control of the Company and can occur in a lump sum, in installments or on another deferred basis. A total of 303,702 shares have been issued to a trust to satisfy the Company’s obligations when distribution is triggered and are included in shares the Company reports as issued and outstanding.
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

Of the total number of shares available under column (c), the number of shares with respect to the following plans may be issued other than upon the exercise of an option, warrant or right outstanding as of December 30, 2023:
•Outside Directors’ Deferred Compensation Plan: 93,742
•Stock Incentive Plan of 2016, as amended and restated: 3,073,724
Item 13.    Certain Relationships and Related Transactions, and Director Independence
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
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:
(1)Financial Statements Included in Item 8
The following consolidated financial statements of Wolverine World Wide, Inc. and its subsidiaries are filed as a part of this report:
•Consolidated Statements of Operations for the Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022.
•Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022.
•Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022.
•Consolidated Statements of Cash Flows for the Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022.
•Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022.
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

10.5	Amended and Restated Stock Option Loan Program.* Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
10.6	Separation Agreement between Wolverine World Wide, Inc. and James D. Zwiers dated as of December 19, 2023.*
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

10.10
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

10.13	Employment Agreement between Isabel Soriano and the Company.* Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2022.
10.14
Employment Agreement between Christopher E. Hufnagel and the Company, dated September 7, 2023.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2023.

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

Exhibit Number	Document

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

10.21	Stock Incentive Plan of 2010.* Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 4, 2010.
10.22	Amended and Restated Stock Incentive Plan of 2013.* Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended December 28, 2013.
10.23	2016 Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
10.24	Wolverine World Wide, Inc. Stock Incentive Plan of 2016, as amended and restated.* Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 26, 2021.
10.25	2018 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018.
10.26	2019 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2019.
10.27	2020 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 2020.
10.28	2020 Form of Restricted Stock Agreement.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2020.
10.29	2021 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 2021.
10.30	2022 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2022.
10.31	2023 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 2023.
10.32	Form of Performance Stock Unit Agreement (2021 performance period).* Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 2021.
10.33	Form of Performance Stock Unit Agreement (2021 - 2022 performance period).* Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 2021.
10.34	Form of Performance Stock Unit Agreement (2021 - 2023 performance period).* Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 2021.
10.35	Form of Performance Stock Unit Agreement (2022 - 2024 performance period).* Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2022.
10.36	Form of Performance Stock Unit Agreement (2023 - 2025 performance period).* Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 2023.
10.37
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

10.38
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

10.39
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

10.41
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

10.42
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

10.43
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

10.44
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

10.45
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

10.46
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

10.47
Cover Amendment to the Credit Agreement, dated as of April 10, 2023, among Wolverine World Wide, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association, as syndication agent and as a lender, Fifth Third Bank, as documentation agent and as a lender, and PNC Bank, National Association, as documentation agent and as a lender. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 2023.

10.48
Fourth Amendment to the Credit Agreement, dated as of June 30, 2023, among Wolverine World Wide, Inc. as borrower, JP Morgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association, as syndication agent and as a lender, Fifth Third Bank, as documentation agent and as a lender, and PNC Bank, National Association, as documentation agent and as a lender. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 2023.

Exhibit Number	Document

10.49
Fifth Amendment to the Credit Agreement, dated as of December 21, 2023, among Wolverine World Wide, Inc. as borrower, JP Morgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association, as syndication agent and as a lender, Fifth Third Bank, as documentation agent and as a lender, and PNC Bank, National Association, as documentation agent and as a lender.

10.50
Receivables Purchase Agreement dated as of December 7, 2022, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Wells Fargo Bank, N.A. as purchaser. Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

10.51
First Amendment, dated as of June 30, 2023, to the Receivables Purchase Agreement dated as of December 7, 2022, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Wells Fargo, N.A. as purchaser. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 2023.

10.52	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 28, 2017.
10.53
Wolverine World Wide, Inc. Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2019.

10.54
Consent Decree by and among Wolverine World Wide, Inc., the State of Michigan, Plainfield Charter Township, and Algoma Township. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 7, 2020.

10.55	Employment Agreement between Brendan Hoffman and the Company.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 2020.
10.56	Amended Employment Agreement between Brendan Hoffman and the Company.* Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2021.
10.57
Trademark Acquisition Agreement by and among SR Holdings, LLC, Keds, LLC, Hanesbrands, Inc. and HBI Branded Apparel Enterprises, LLC dated June 30, 2022. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on June 30, 2022.

10.58
Asset Purchase Agreement dated as of February 7, 2023, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Vincent Camuto LLC and DBI Brands Management LLC, as purchaser. Incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

10.59	Purchase Agreement dated as of January 10, 2024, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and ABG Intermediate Holdings 2 LLC, as purchaser.
10.60	Purchase Agreement dated as of January 10, 2024, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Aldo U.S. Inc., as purchaser.
21	Subsidiaries of Registrant
23	Consent of Ernst & Young LLP.
31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. § 1350.
97	Wolverine World Wide, Inc. Clawback Policy
101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

104	The cover page of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

*    Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

Date:	February 22, 2024	By:	/s/ Christopher E. Hufnagel
Christopher E. Hufnagel President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher E. Hufnagel	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2024
Christopher E. Hufnagel

/s/ Michael D. Stornant	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 22, 2024
Michael D. Stornant

/s/ Nicholas T. Long	Chairman of the Board	February 22, 2024
Nicholas T. Long

/s/ Stacia J.P. Andersen	Director	February 22, 2024
Stacia J.P. Andersen

/s/ Jeffrey M. Boromisa	Director	February 22, 2024
Jeffrey M. Boromisa

/s/ Jodi Bricker	Director	February 22, 2024
Jodi Bricker

/s/ William K. Gerber	Director	February 22, 2024
William K. Gerber

/s/ David T. Kollat	Director	February 22, 2024
David T. Kollat

/s/ Brenda J. Lauderback	Director	February 22, 2024
Brenda J. Lauderback

/s/ DeMonty Price	Director	February 22, 2024
DeMonty Price

/s/ Kathleen Wilson-Thompson	Director	February 22, 2024
Kathleen Wilson-Thompson

APPENDIX A
Schedule II - Valuation and Qualifying Accounts
Wolverine World Wide, Inc. and Subsidiaries

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Describe)		Balance at End of Period
Fiscal Year Ended December 30, 2023
Allowance for credit losses	$3.3	$5.0	$2.6	(A)	$5.7
Product returns reserve	15.3	134.6	136.8	(B)	13.1
Allowance for cash discounts and customer markdowns	7.8	14.1	9.3	(C)	12.6
Inventory valuation allowances	33.0	7.9	20.2	(D)	20.7
Total	$59.4	$161.6	$168.9		$52.1
Fiscal Year Ended December 31, 2022
Allowance for credit losses	$4.0	$1.8	$2.5	(A)	$3.3
Product returns reserve	16.6	106.0	107.3	(B)	15.3
Allowance for cash discounts and customer markdowns	7.7	10.9	10.8	(C)	7.8
Inventory valuation allowances	10.7	30.0	7.7	(D)	33.0
Total	$39.0	$148.7	$128.3		$59.4
Fiscal Year Ended January 1, 2022
Allowance for credit losses	$6.7	$(2.4)	$0.3	(A)	$4.0
Product returns reserve	15.6	52.5	51.5	(B)	16.6
Allowance for cash discounts and customer markdowns	11.2	9.4	12.9	(C)	7.7
Inventory valuation allowances	9.1	5.6	4.0	(D)	10.7
Total	$42.6	$65.1	$68.7		$39.0
(A)Accounts charged off, net of recoveries.
(B)Actual customer returns.
(C)Discounts given to customers.
(D)Adjustment upon disposal of related inventories.
A-1