Form 10-Q
period 2024-03-30
WOLVERINE WORLD WIDE INC /DE/
filed 2024-05-08
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 79,928,627 shares of common stock, $1 par value, outstanding as of April 22, 2024.

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
These or other uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “2023 Form 10-K”), filed with the SEC on February 22, 2024. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended
(In millions, except per share data)	March 30, 2024	April 1, 2023
Revenue	$394.9	$599.4
Cost of goods sold	213.5	363.1
Gross profit	181.4	236.3
Selling, general and administrative expenses	176.8	212.0
Gain on sale of businesses, trademarks, and intangible assets	—	(20.1)
Impairment of long-lived assets	6.1	—
Environmental and other related costs (income), net of recoveries	1.6	(0.9)
Operating profit (loss)	(3.1)	45.3
Other expenses:
Interest expense, net	12.0	15.8
Other expense (income), net	(0.8)	1.2
Total other expense, net	11.2	17.0
Earnings (loss) before income taxes	(14.3)	28.3
Income tax expense (benefit)	(0.6)	10.3
Net earnings (loss)	$(13.7)	$18.0
Less: net earnings (loss) attributable to noncontrolling interests	0.8	(1.0)
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$(14.5)	$19.0

Net earnings per share (see Note 3):
Basic	$(0.19)	$0.23
Diluted	$(0.19)	$0.23

Comprehensive income (loss)	$(19.3)	$14.8
Less: comprehensive income (loss) attributable to noncontrolling interests	0.9	(0.5)
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	$(20.2)	$15.3

Cash dividends declared per share	$0.10	$0.10
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	March 30, 2024	December 30, 2023	April 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$169.7	$179.0	$116.2
Accounts receivable, less allowances of $17.3, $18.3 and $13.3	231.2	230.8	251.2
Finished products, net	352.6	371.6	723.7
Raw materials and work-in-process, net	1.7	2.0	2.2
Total inventories	354.3	373.6	725.9
Prepaid expenses and other current assets	70.7	81.1	87.2
Current assets held for sale	—	160.6	22.1
Total current assets	825.9	1,025.1	1,202.6
Property, plant and equipment, net of accumulated depreciation of $249.8, $255.2 and $242.7	92.6	96.3	140.5
Lease right-of-use assets, net	112.9	118.2	172.2
Goodwill	426.0	427.1	466.7
Indefinite-lived intangibles	173.3	174.1	276.6
Amortizable intangibles, net	33.9	34.9	60.1
Deferred income taxes	116.3	116.4	28.5
Other assets	72.1	70.7	69.5
Total assets	$1,853.0	$2,062.8	$2,416.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202.3	$206.0	$226.9
Accrued salaries and wages	28.9	37.1	23.9
Other accrued liabilities	187.6	252.4	280.2
Lease liabilities	36.5	34.7	39.3
Current maturities of long-term debt	10.0	10.0	10.0
Borrowings under revolving credit agreements	265.0	305.0	450.0
Current liabilities held for sale	—	24.2	5.6
Total current liabilities	730.3	869.4	1,035.9
Long-term debt, less current maturities	581.9	605.8	720.8
Accrued pension liabilities	77.7	78.4	72.6
Deferred income taxes	27.4	26.9	34.2
Lease liabilities, noncurrent	126.6	132.4	150.9
Other liabilities	49.0	49.9	57.8
Stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 113,319,919, 112,953,782, and 112,838,495 shares issued	113.3	113.0	112.8
Additional paid-in capital	366.1	364.0	323.8
Retained earnings	812.0	834.8	917.9
Accumulated other comprehensive loss	(147.9)	(142.2)	(136.6)
Cost of shares in treasury; 33,399,710, 33,403,280, and 33,411,379 shares	(891.0)	(891.0)	(891.3)
Total Wolverine World Wide, Inc. stockholders’ equity	252.5	278.6	326.6
Noncontrolling interest	7.6	21.4	17.9
Total stockholders’ equity	260.1	300.0	344.5
Total liabilities and stockholders’ equity	$1,853.0	$2,062.8	$2,416.7
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Quarter Ended
(In millions)	March 30, 2024	April 1, 2023
OPERATING ACTIVITIES
Net earnings (loss)	$(13.7)	$18.0
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	7.1	8.5
Deferred income taxes	—	(3.8)
Stock-based compensation expense	4.1	4.5
Pension and SERP expense	(0.2)	0.4
Impairment of long-lived assets	6.1	—
Environmental and other related costs, net of cash payments	(10.0)	(1.3)
Gain on sale of businesses, trademarks and intangible assets	—	(20.1)
Other	(2.6)	(1.4)
Changes in operating assets and liabilities:
Accounts receivable	(2.6)	(10.9)
Inventories	15.8	20.1
Other operating assets	5.1	(10.1)
Accounts payable	(3.7)	(49.4)
Income taxes payable	(0.4)	13.0
Other operating liabilities	(42.2)	(65.3)
Net cash used in operating activities	(37.2)	(97.8)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(5.1)	(7.3)
Proceeds from sale of businesses, intangible assets and other assets, net of cash disposed of	92.5	81.9
Other	(2.0)	(0.1)
Net cash provided by investing activities	85.4	74.5
FINANCING ACTIVITIES
Payments under revolving credit agreements	(146.0)	(225.0)
Borrowings under revolving credit agreements	106.0	250.0
Proceeds from company-owned life insurance policies	7.0	—
Payments on long-term debt	(24.2)	(2.5)
Cash dividends paid	(8.1)	(8.4)
Employee taxes paid under stock-based compensation plans	(1.6)	(5.5)
Proceeds from the exercise of stock options	—	0.1
Net cash provided by (used in) financing activities	(66.9)	8.7
Effect of foreign exchange rate changes	3.8	(0.3)
Decrease in cash and cash equivalents	(14.9)	(14.9)
Cash and cash equivalents at beginning of the year	184.6	135.5
Cash and cash equivalents at end of the quarter	$169.7	$120.6
See accompanying notes to consolidated condensed financial statements.
Cash and cash equivalents at the beginning of the first quarter of 2024, the end of the first quarter of 2023 and the beginning of the first quarter of 2023 included cash and cash equivalents that were classified as held for sale of $5.6 million, $4.4 million and $4.0 million, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2022	$112.2	$325.4	$907.2	$(132.9)	$(891.3)	$18.4	$339.0
Net earnings (loss)			19.0			(1.0)	18.0
Other comprehensive income (loss)				(3.7)		0.5	(3.2)
Shares issued, net of shares forfeited under stock incentive plans (633,012 shares)	0.6	(6.2)					(5.6)
Shares issued for stock options exercised, net (3,405 shares)	—	0.1					0.1
Stock-based compensation expense		4.5					4.5
Cash dividends declared ($0.10 per share)			(8.3)				(8.3)
Balance at April 1, 2023	$112.8	$323.8	$917.9	$(136.6)	$(891.3)	$17.9	$344.5

Balance at December 30, 2023	$113.0	$364.0	$834.8	$(142.2)	$(891.0)	$21.4	$300.0
Net earnings (loss)			(14.5)			0.8	(13.7)
Other comprehensive income (loss)				(5.7)		0.1	(5.6)
Shares issued, net of shares forfeited under stock incentive plans (366,137 shares)	0.3	(1.9)					(1.6)
Stock-based compensation expense		4.1					4.1
Cash dividends declared ($0.10 per share)			(8.3)				(8.3)
Issuance of treasury shares (3,570 shares)		(0.1)			—		(0.1)
Divestiture						(14.7)	(14.7)
Balance at March 30, 2024	$113.3	$366.1	$812.0	$(147.9)	$(891.0)	$7.6	$260.1
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION
Nature of Operations
Wolverine World Wide, Inc. (the “Company”) is a leading designer, marketer and licensor of a broad range of quality casual footwear and apparel; performance outdoor and athletic footwear and apparel; kids’ footwear; industrial work shoes, boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, HYTEST®, Merrell®, Saucony®, Stride Rite®, Sweaty Betty® and Wolverine®. The Company’s products are marketed worldwide through owned operations, through licensing and distribution arrangements with third parties, and through joint ventures. The Company also operates retail stores and eCommerce sites to market both its own brands and branded footwear and apparel from other manufacturers.
Effective February 4, 2023, the Company completed the sale of the Keds® business. See Note 18 for further discussion.
In the third quarter of fiscal 2023, the Company entered into a multi-year licensing agreement of the Hush Puppies® brand in the United States and Canada. As part of this agreement, the Company agreed to sell inventory and provide certain transition services to the licensee. In addition, in the third quarter of fiscal 2023, the Company completed the sale of the Hush Puppies® trademarks, patents, copyrights, and domains in China, Hong Kong, and Macau. The Company will continue to own the Hush Puppies® brand throughout the rest of the world. See Note 18 for further discussion.
Effective August 23, 2023, the Company completed the sale of the U.S. Leathers business and effective December 28, 2023, the Company completed the sale of the Asia-based Leathers business. See Note 18 for further discussion.
Effective January 1, 2024, the Company completed the sale of the Company’s equity interest joint venture entities that sourced and marketed Merrell® and Saucony® footwear and apparel products in China. See Note 18 for further discussion.
Effective January 10, 2024, the Company completed the sale of the Sperry® business. See Note 18 for further discussion.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and notes included in the Company’s 2023 Form 10-K.
Fiscal Year
The Company’s fiscal year is the 52 or 53-week period that ends on the Saturday nearest to December 31. Fiscal years 2024 and 2023 each have 52 weeks. The Company reports its quarterly results of operations on the basis of 13-week quarters for each of the first three fiscal quarters and a 13 or 14-week period for the fourth fiscal quarter. References to particular years or quarters refer to the Company’s fiscal years ended on the Saturday nearest to December 31 or the fiscal quarters within those years.
Seasonality
The Company experiences moderate fluctuations in sales volume during the year, as reflected in quarterly revenue. The Company expects current seasonal sales patterns to continue in future years. The Company also experiences some fluctuation in its levels of working capital, typically reflecting an increase in net working capital requirements near the end of the first and third fiscal quarters as inventory builds to support peak shipping periods. Historically, cash provided by operating activities is higher in the second half of the fiscal year due to collection of wholesale channel receivables and direct-to-consumer sales being higher during the holiday season. The Company meets its working capital requirements through internal operating cash flows and, as needed, borrowings under its revolving credit facility, as discussed in more detail under the caption "Liquidity and Capital Resources" in Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company's working capital could also be impacted by other events, including health crises.

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
The Company incurred non-cash impairment charges on the long-lived property, plant and equipment and lease right-of-use assets at the Company’s distribution center in Louisville, Kentucky to adjust the carrying amount of the assets to their estimated fair value. The Louisville distribution center impairment was related to the Company’s transformation activities and actions to consolidate distribution operations. The long-lived assets are not expected to have a fair value after the Company stops using the distribution center. The following table provides details related to asset impairment charges recorded during the first quarter of 2024:

Quarter Ended
(In millions)	March 30, 2024
Lease right-of-use assets impairment	$2.9
Property, plant and equipment impairment	3.2
Total impairment	$6.1
2.NEW ACCOUNTING STANDARDS
The Financial Accounting Standards board (“FASB”) has issued the following Accounting Standards Updates (“ASU”) that the Company has not yet adopted. The following is a summary of the new standard and anticipated impact of adopting these new standards.

Standard	Description	Effect on the Financial Statements
ASU 2023-07, Improvements to Reportable Segment Disclosures	Requires entities disclose on an annual and interim basis significant segment expense, including an amount and composition description for other segment items, and how reported measures of profit or loss are used by the chief operating decision maker in assessing segment performance and deciding how to allocate resources. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.
ASU 2023-09, Improvements to Income Tax Disclosures	The ASU requires annual disclosures of prescribed standard categories for the components of the effective tax rate reconciliation, disclosure of income taxes paid disaggregated by jurisdiction, and other income-tax related disclosures. The ASU is effective on a prospective basis, with retrospective application permitted, for fiscal years beginning after December 15, 2024.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.

3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended
(In millions, except per share data)	March 30, 2024	April 1, 2023
Numerator:
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$(14.5)	$19.0
Adjustment for earnings allocated to non-vested restricted common stock	(0.3)	(0.4)
Net earnings (loss) used in calculating basic and diluted earnings per share	$(14.8)	$18.6
Denominator:
Weighted average shares outstanding	79.8	79.2
Effect of dilutive stock options	—	—
Shares used in calculating diluted earnings per share	79.8	79.2
Net earnings per share:
Basic	$(0.19)	$0.23
Diluted	$(0.19)	$0.23
For the quarters ended March 30, 2024 and April 1, 2023, 1,770,500 and 2,170,599 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Quarter Ended
(In millions)	March 30, 2024	April 1, 2023
Goodwill balance at beginning of the year	$427.1	$485.0
Sale of business (see Note 18)	—	$(20.4)
Foreign currency translation effects	(1.1)	2.1
Goodwill balance at end of the quarter	$426.0	$466.7
Goodwill balances are net of accumulated impairment charges. Accumulated impairment charges were $48.4 million as of March 30, 2024 and April 1, 2023, and are related to the Sweaty Betty® reporting unit, which is part of the Active segment.
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $173.3 million, $174.1 million, and $276.6 million as of March 30, 2024, December 30, 2023, and April 1, 2023, respectively. The Company conducted an interim impairment assessment as of March 30, 2024 and determined that there were no triggering events indicating impairment of the Company’s goodwill and indefinite-lived intangible assets.
Following the fiscal 2023 annual impairment test, the Company concluded that the estimated fair value of the Sweaty Betty® reporting unit exceeded its carrying value by 5%. The key assumptions used in the valuation were revenue growth, EBITDA margin, and the discount rate. Although the Company believes the estimates and assumptions used in the valuation were appropriate, it is possible that assumptions could change in future periods. The risk of future impairment to the Sweaty Betty® trade name and Sweaty Betty® goodwill depend on key assumptions used in the determination of the trade name's and reporting unit's fair value, such as revenue growth, earnings before interest, taxes, depreciation and amortization margin, discount rate, and assumed tax rate, or if macroeconomic conditions deteriorate and adversely affect the values of the Company's Sweaty Betty® trade name and the Sweaty Betty® reporting unit. A future impairment charge of the Sweaty Betty® trade name and the Sweaty Betty® reporting unit goodwill could have an adverse material effect on the Company's consolidated financial results. The carrying values of the Company’s Sweaty Betty® trade name indefinite-lived intangible asset and the Sweaty Betty® reporting unit goodwill were $98.7 million and $52.6 million, respectively, as of March 30, 2024.
5.ACCOUNTS RECEIVABLE
The Company and certain of its subsidiaries sell, on a continuous basis without recourse, their trade receivables to Rockford ARS, LLC (“Rockford ARS”), a wholly-owned bankruptcy-remote subsidiary of the Company. On December 7, 2022,

Rockford ARS entered into a receivables purchase agreement (“RPA”), which was subsequently amended on April 15, 2024, to sell up to $125.0 million of receivables to certain purchasers (the “Purchasers”) on a recurring basis in exchange for cash (referred to as “capital” in the RPA) equal to the gross receivables transferred. The parties intend that the transfers of receivables to the Purchasers constitute purchases and sales of receivables. Rockford ARS has guaranteed to each Purchaser the prompt payment of sold receivables, and has granted a security interest in its assets for the benefit of the Purchasers. Under the RPA, which matures on December 5, 2025, each Purchaser’s share of capital accrues yield at a floating rate plus an applicable margin. The Company is the master servicer under the RPA, and is responsible for administering and collecting receivables.
The proceeds of the RPA are classified as operating activities in the Company's consolidated condensed statements of cash flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections of the pledged receivables, which have not been sold, are classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $102.3 million and $183.2 million for the quarters ended March 30, 2024 and April 1, 2023, respectively. Total cash collections under the RPA were $101.7 million and $176.0 million in the quarters ended March 30, 2024 and April 1, 2023, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
As of the fiscal quarters ended March 30, 2024 and April 1, 2023, the amount sold to the Purchasers under the RPA was $94.5 million and $149.9 million respectively, which was derecognized from the consolidated condensed balance sheets. As collateral against sold receivables, Rockford ARS maintains a certain level of unsold receivables, which were $53.5 million and $76.6 million as of the fiscal quarter ended March 30, 2024 and April 1, 2023, respectively.
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

	Quarter Ended March 30, 2024			Quarter Ended April 1, 2023
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$196.2	$93.6	$289.8	$291.0	$94.9	$385.9
Work Group	81.3	8.8	90.1	103.3	11.2	114.5
Other	11.0	4.0	15.0	78.6	20.4	99.0
Total Revenue	$288.5	$106.4	$394.9	$472.9	$126.5	$599.4
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company was due $35.4 million of remaining fixed transaction price under its license agreements as of March 30, 2024, which it expects to recognize per the terms of its contracts over the course of time through December 2028. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
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

The Company’s contract balances are as follows:

(In millions)	March 30, 2024	December 30, 2023	April 1, 2023
Product returns reserve	$9.9	$13.1	$11.7
Customer markdowns reserve	4.9	5.1	5.0
Other sales incentives reserve	3.5	4.2	3.0
Customer rebates liability	11.3	14.7	14.3
Customer advances liability	4.9	6.8	13.2
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
7.DEBT
Total debt consists of the following obligations:

(In millions)	March 30, 2024	December 30, 2023	April 1, 2023
Term Facility, due October 21, 2026	$47.5	$71.7	$187.5
Senior Notes, 4.000% interest, due August 15, 2029	550.0	550.0	550.0
Borrowings under revolving credit agreements	265.0	305.0	450.0
Unamortized deferred financing costs	(5.6)	(5.9)	(6.7)
Total debt	$856.9	$920.8	$1,180.8
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
The Term Facility requires quarterly principal payments with a balloon payment due on October 21, 2026. The scheduled principal payments due under the Term Facility over the next 12 months total $10.0 million as of March 30, 2024 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets. In addition, the Company made payments towards the Term Facility in accordance with disposition proceeds language contained in the Credit Agreement.
The Revolving Facility allows the Company to borrow up to an aggregate amount of $1.0 billion. The Revolving Facility also includes a $100.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Facility of $6.9 million, $6.6 million and $6.5 million as of March 30, 2024, December 30, 2023 and April 1, 2023, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Facility.
The interest rates applicable to amounts outstanding under Term Facility and to U.S. dollar denominated amounts outstanding under the Revolving Facility are, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Credit Agreement). At March 30, 2024, the Term Facility and the Revolving Facility had a weighted-average interest rate of 6.07%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Senior Credit Facilities also contain certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Senior Credit Facilities require compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Senior Credit Facilities). As of March 30, 2024, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.
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
The Company has a foreign revolving credit facility with aggregate available borrowings of $1.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of March 30, 2024, December 30, 2023 and April 1, 2023.
The Company included in interest expense the amortization of deferred financing costs of $0.6 million and $0.5 million for the quarters ended March 30, 2024 and April 1, 2023, respectively.
8.LEASES
The following is a summary of the Company’s lease cost.

	Quarter Ended
(In millions)	March 30, 2024	April 1, 2023
Operating lease cost	$8.9	$10.5
Variable lease cost	2.9	3.3
Short-term lease cost	0.5	0.7
Sublease income	(1.3)	(1.5)
Total lease cost	$11.0	$13.0
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Quarter Ended
(In millions)	March 30, 2024	April 1, 2023
Cash paid for operating lease liabilities	$13.0	$11.4
Operating lease assets obtained in exchange for lease liabilities	4.6	4.0
The Company did not enter into any real estate leases with commencement dates subsequent to March 30, 2024.
9.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 531 days, 531 days, and 524 days as of March 30, 2024, December 30, 2023 and April 1, 2023, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity.
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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	March 30, 2024	December 30, 2023	April 1, 2023
Foreign exchange hedge contracts	$273.0	$269.0	$285.2
Interest rate swap	68.5	75.3	162.9
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	March 30, 2024	December 30, 2023	April 1, 2023
Financial assets:
Foreign exchange hedge contracts	$1.9	$—	$4.4
Interest rate swap	1.4	1.8	4.5
Financial liabilities:
Foreign exchange hedge contracts	$(1.1)	$(5.1)	$(2.5)
Foreign exchange hedge contract financial assets are recorded to prepaid expenses and other current assets and financial liabilities are recorded to other accrued liabilities on the consolidated balance sheets. Interest rate swap financial assets are recorded to other assets and financial liabilities are recorded to other liabilities on the consolidated condensed balance sheets.
10.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $4.1 million and $4.5 million, and related income tax benefits of $0.8 million and $0.8 million, for grants under its stock-based compensation plans for the quarters ended March 30, 2024 and April 1, 2023, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
The Company granted restricted awards and performance awards as follows:

	Quarter Ended March 30, 2024		Quarter Ended April 1, 2023
(In millions)	Company Shares Issued	Weighted-Average Grant Date Fair Value	Company Shares Issued	Weighted-Average Grant Date Fair Value
Restricted Awards	1,667,037	$8.09	1,102,621	$15.08
Performance Awards	1,118,184	$8.09	650,723	$15.07

11.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended
(In millions)	March 30, 2024	April 1, 2023
Service cost pertaining to benefits earned during the period	$0.7	$0.8
Interest cost on projected benefit obligations	4.4	4.4
Expected return on pension assets	(4.9)	(4.6)
Net amortization loss	(0.4)	(0.2)
Net pension expense (income)	$(0.2)	$0.4
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
The Company’s effective tax rates for the quarters ended March 30, 2024 and April 1, 2023 were 4.1% and 36.3%, respectively. In both the current and prior years, the Company recognized discrete tax expenses related to stock-based compensation. In the current year, the discrete tax expense reduced the tax benefit of the pretax loss which resulted in a decrease to the effective tax rate. In the prior year, the discrete tax expense increased the tax expense on the pretax income which resulted in an increase to the effective tax rate.
The Company is subject to periodic audits by U.S. federal, state, local and non-U.S. tax authorities. Currently, the Company is undergoing routine periodic audits in both U.S. federal, state, local and non-U.S. tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits; however, any payment of tax is not expected to be significant to the consolidated condensed financial statements. The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2020 in the majority of tax jurisdictions.

13.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during the quarters ended March 30, 2024 and April 1, 2023 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at December 31, 2022	$(133.1)	$1.9		$(1.7)		$(132.9)
Other comprehensive income (loss) before reclassifications (1)	(1.4)	(0.9)		—		(2.3)
Amounts reclassified from accumulated other comprehensive loss	4.2	(7.3)	(2)	(0.2)	(3)	(3.3)
Income tax expense	—	1.8		0.1		1.9
Net reclassifications	4.2	(5.5)		(0.1)		(1.4)
Net current-period other comprehensive income (loss) (1)	2.8	(6.4)		(0.1)		(3.7)
Balance at April 1, 2023	$(130.3)	$(4.5)		$(1.8)		$(136.6)

Balance at December 30, 2023	$(116.3)	$(17.1)		$(8.8)		$(142.2)
Other comprehensive income (loss) before reclassifications (1)	(8.1)	4.6		—		(3.5)
Amounts reclassified from accumulated other comprehensive loss	0.2	(2.7)	(2)	(0.4)	(3)	(2.9)
Income tax expense	—	0.6		0.1		0.7
Net reclassifications	0.2	(2.1)		(0.3)		(2.2)
Net current-period other comprehensive income (loss) (1)	(7.9)	2.5		(0.3)		(5.7)
Balance at March 30, 2024	$(124.2)	$(14.6)		$(9.1)		$(147.9)
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
14. FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis. For additional information regarding the Company’s fair value policies, refer to Note 1 in the Company’s 2023 Form 10-K.
Recurring Fair Value Measurements
The following table sets forth financial assets and liabilities measured at fair value in the consolidated condensed balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	March 30, 2024	December 30, 2023	April 1, 2023
Financial assets:
Derivatives	$3.3	$1.8	$8.9
Financial liabilities:
Derivatives	$(1.1)	$(5.1)	$(2.5)
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

(In millions)	March 30, 2024	December 30, 2023	April 1, 2023
Carrying value	$856.9	$920.8	$1,180.8
Fair value	756.2	813.3	1,099.4
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
There were no developments during the first quarter of 2024 that required the Company to change the amount accrued for the Litigation Matters described above. The Company made no payments in connection with the Litigation Matters described above during the first quarter of 2024. As of March 30, 2024, the Company had recorded liabilities of $2.7 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities in the consolidated condensed balance sheets.
In December 2018, the Company filed a lawsuit against certain of its historic liability insurers, seeking to compel them to provide a defense against the Litigation Matters on the Company's behalf and coverage for remediation efforts undertaken by, and indemnity provided by, the Company. The Company recognized certain recoveries from legacy insurance policies in 2024 and 2023 and continues pursuing additional recoveries through the lawsuit.
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

Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Quarter Ended
(In millions)	March 30, 2024	April 1, 2023
Remediation liability at beginning of the year	$57.9	$74.1
Amounts paid	(9.8)	(0.8)
Remediation liability at the end of the quarter	$48.1	$73.3
The reserve balance as of March 30, 2024 includes $22.1 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $26.0 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to March 30, 2024 are as follows:

(In millions)	2024	2025	2026	2027	2028	Thereafter
Minimum royalties	$0.8	$—	$—	$—	$—	$—
Minimum advertising	2.3	3.0	3.1	3.2	3.3	—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.3 million and $0.3 million for the quarters ended March 30, 2024 and April 1, 2023, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.0 million and $1.3 million for the quarters ended March 30, 2024 and April 1, 2023, respectively.
16. BUSINESS SEGMENTS
The Company’s portfolio of brands is organized into the following reportable segments.
•Active Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Sweaty Betty® activewear, and Chaco® footwear; and
•Work Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Harley-Davidson® footwear and HYTEST® safety footwear;

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

	Quarter Ended
(In millions)	March 30, 2024	April 1, 2023
Revenue:
Active Group	$289.8	$385.9
Work Group	90.1	114.5
Other	15.0	99.0
Total	$394.9	$599.4
Segment operating profit (loss):
Active Group	$36.2	$52.1
Work Group	12.7	15.5
Other	4.2	6.2
Corporate	(56.2)	(28.5)
Operating profit	(3.1)	45.3
Interest expense, net	12.0	15.8
Other expense, net	(0.8)	1.2
Earnings before income taxes	$(14.3)	$28.3

(In millions)	March 30, 2024	December 30, 2023	April 1, 2023
Total assets:
Active Group	$1,132.6	$1,183.9	$1,345.2
Work Group	278.7	288.4	363.5
Other	97.4	250.8	505.7
Corporate	344.3	339.7	202.3
Total	$1,853.0	$2,062.8	$2,416.7
Goodwill:
Active Group	$316.7	$317.7	$316.0
Work Group	60.2	60.3	60.0
Other	49.1	49.1	90.7
Total	$426.0	$427.1	$466.7

17. VARIABLE INTEREST ENTITIES AND RELATED PARTY TRANSACTIONS
Assets and Liabilities of Consolidated VIEs
The Company had equity interests in Merrell® and Saucony® joint ventures that sourced Merrell® and Saucony® footwear and apparel products in China. Based upon the criteria set forth in FASB ASC 810, Consolidation, the Company had determined that two of the joint ventures were variable interest entities (VIEs) of which the Company was the primary beneficiary and, as a result, the Company consolidated these VIEs. The Merrell® and Saucony® joint ventures were divested effective January 1, 2024.
The following is a summary of these VIE’s assets and liabilities included in the Company’s consolidated condensed balance sheets.

(In millions)	December 30, 2023	April 1, 2023
Cash	$—	$11.6
Accounts receivable	—	15.5
Inventory	—	26.0
Other current assets	—	2.0
Noncurrent assets	—	1.1
Assets held for sale	51.6	—
Total assets	$51.6	$56.2

Current liabilities	$—	$10.7
Noncurrent liabilities	—	1.8
Liabilities held for sale	15.4	—
Total liabilities	$15.4	$12.5

Nonconsolidated VIEs
The Company also had equity interests in two Merrell® and Saucony® joint ventures that marketed the Company’s Merrell® and Saucony® footwear and apparel products in China that were VIEs that are not consolidated as the Company did not have the power to direct the most significant activities that impact the VIEs' economic performance. The following is a summary of carrying amounts of assets included in the Company’s consolidated condensed balance sheets as of December 30, 2023 and April 1, 2023, respectively, related to VIEs for which the Company was not the primary beneficiary.
The following is a summary of the carrying amounts of assets included in the Company’s Consolidated Condensed Balance Sheets.

(In millions)	December 30, 2023	April 1, 2023
Equity method investments (1)	$—	$6.9
(1) Equity method investments are included in “Other Assets” on the consolidated condensed balance sheets.

Related Party Transactions
In the normal course of business, the Company entered into transactions with related party equity affiliates. Related party transactions consist of the sale of goods, made at arm’s length, and other arrangements. The Company recognized net sales to equity affiliates totaling $10.6 million for the quarter ended April 1, 2023. The Company did not recognize any sales to equity affiliates for the quarter ended March 30, 2024.
The following table summarizes related party transactions included in the consolidated condensed balance sheets.

(In millions)	December 30, 2023	April 1, 2023
Accounts receivable due from related parties	$15.4	$15.5
Long term liabilities due to related parties	1.4	1.6

18. DIVESTITURES AND ASSETS AND LIABILITIES HELD FOR SALE
Divestiture of Sperry® Business
On January 10, 2024, the Company entered into a Purchase Agreement with ABG Intermediate Holdings 2 LLC, an affiliate of Authentic Brands Group LLC. (the "ABG Buyer"), pursuant to which the ABG Buyer agreed to purchase all of the outstanding equity of certain subsidiaries of the Company that own or hold for use intellectual property used by the Company exclusively in the footwear, apparel, and accessories business conducted by the Company under the Sperry® brand. In addition, on January 10, 2024 the Company entered into an Inventory Purchase Agreement with Aldo U.S. Inc., an affiliate of the Aldo Group (the "Aldo Buyer"), pursuant to which the Aldo Buyer agreed to purchase certain inventory and other assets of the Sperry® business, and to assume certain contracts of the Sperry® business, including Sperry® retail store leases. The sale was effective January 10, 2024, in accordance with the terms and conditions of the Purchase Agreement.
The aggregate purchase price under these two purchase agreements was $97.4 million in cash. As of December 30, 2023, the Company recognized an impairment charge of $95.0 million which included $6.0 million for disposal costs. In determining the amount of the impairment loss for the assets of this transaction during the fourth quarter of 2023, the Company included $1.0 million of accumulated foreign currency translation gains, which were classified within AOCI.
The Company determined that the divestiture of the Sperry® business did not represent a strategic shift that had or will have a major effect on the consolidated condensed results of operations, and therefore results of this business were not classified as discontinued operations.
Divestiture of Merrell and Saucony China Joint Venture Entities
On December 17, 2023, the Company and Xtep entered into a Purchase Agreement pursuant to which Xtep agreed to purchase the Company’s equity interest in the Merrell and Saucony joint venture entities that sourced and marketed Merrell® and Saucony® footwear and apparel products in China (Saucony Brand Operations Ltd., Saucony Distribution Operations Ltd., Merrell Brand Operations Ltd. and Merrell Distribution Operations Ltd.), transitioning the business from a joint venture model to a license and distribution rights model under which Xtep will exclusively carry out the development, marketing and distribution of footwear, apparel and accessories for the Saucony and Merrell brands in China. The sale was effective January 1, 2024, in accordance with the terms and conditions of the Purchase Agreement and the purchase price was $22.0 million in cash. As of December 30, 2023, the Company recognized an impairment charge of $1.8 million. In determining the amount of the impairment loss for the assets of this transaction during the fourth quarter of 2023, the Company included $0.8 million of accumulated foreign currency translation losses, which were classified within AOCI.
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
Sale-Leaseback of Louisville Distribution Facility
On December 28, 2023, the Company completed a sale and leaseback transaction with an independent third party for the land, building and related fixed assets of the Company’s distribution center located in Louisville, Kentucky for a sale price of $23.5 million. The distribution center was leased back to the Company via a two-year lease agreement, which includes a one year renewal option. The transaction qualifies for sales recognition under the sale leaseback accounting requirements and the Company recorded a gain of $12.6 million in the fourth quarter of 2023.
Divestiture of Hush Puppies intellectual property in China, Hong Kong, and Macau
On September 1, 2023, the Company entered into an asset purchase agreement to sell the Hush Puppies® trademarks, patents, copyrights and domains in China, Hong Kong and Macau to its current sublicensee, Beijing Jiaman Dress Co., Ltd. for cash of $58.8 million and recognized a gain on sale of $55.8 million in the third quarter of 2023. The gain on sale is net of transaction related fees of $3.0 million. The transaction closed on September 14, 2023. The Company will continue to own the Hush Puppies® brand throughout the rest of the world.
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
The following table summarizes the net gain recognized in the first quarter of 2023 in connection with the divestiture:

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
Assets and Liabilities Held for Sale
The Sperry® business and the Merrell® and Saucony® China Joint Venture Entities met the criteria to be classified as held for sale as of December 30, 2023, and therefore the Company reclassified the related assets and liabilities as held for sale on the Consolidated Balance Sheets as of December 30, 2023.
The performance leathers business met the criteria to be classified as held for sale as of April 1, 2023, and therefore the Company reclassified the related assets and liabilities as held for sale on the Consolidated Balance Sheets as of April 1, 2023.
The following is a summary of the major categories of assets and liabilities that have been classified as held for sale on the consolidated condensed balance sheets:

(In millions)	December 30, 2023	April 1, 2023
Cash and cash equivalents	$5.6	$4.4
Accounts receivables, net	15.4	6.5
Inventories	83.3	11.2
Other current assets	2.9	—
Property, plant and equipment, net	3.8	—
Lease right-of-use assets	7.6	—
Goodwill	43.0	—
Indefinite-lived intangibles	67.0	—
Amortizable intangibles, net	21.0	—
Other assets	7.8	—
Impairment of carrying value	(96.8)	—
Total assets held for sale	$160.6	$22.1

Accounts payable	$4.8	$4.8
Lease liabilities	9.0	—
Accrued liabilities	9.0	0.8
Other liabilities	1.4	—
Total liabilities held for sale	$24.2	$5.6

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
The Company’s brands are marketed in approximately 170 countries and territories at March 30, 2024, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At March 30, 2024, the Company operated 129 retail stores in the U.S., Europe and Canada and 54 direct-to-consumer eCommerce sites.
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
Effective January 1, 2024, the Company completed the sale of the Company’s equity interest in the Merrell® and Saucony® joint venture entities.
Effective January 10, 2024, the Company completed the sale of the Sperry® business.
2024 FINANCIAL OVERVIEW
•Revenue was $394.9 million for the first quarter of 2024, representing a decrease of 34.1% compared to the first quarter of 2023.
•Gross margin was 45.9% in the first quarter of 2024 compared to 39.4% in the first quarter of 2023.
•The effective tax rates in the first quarters of 2024 and 2023 were 4.1% and 36.3%, respectively.
•Diluted loss per share for the first quarter of 2024 was $0.19 per share compared to diluted earnings per share of $0.23 per share for the first quarter of 2023.
•The Company declared cash dividends of $0.10 per share in the first quarters of both 2024 and 2023.
•Cash flow used in operating activities was $37.2 million for the first quarter of 2024 compared to $97.8 million for the first quarter of 2023.
•Compared to the first quarter of 2023, inventory as of the first quarter of 2024 decreased $371.6 million, or 51.2%. As of the end of the first quarter of 2024, the Company had $20.6 million of inventory in-transit, which represents a decrease of $32.2 million as compared to the end of the first quarter of 2023.

RESULTS OF OPERATIONS

	Quarter Ended
(In millions, except per share data)	March 30, 2024	April 1, 2023	Percent Change
Revenue	$394.9	$599.4	(34.1)%
Cost of goods sold	213.5	363.1	(41.2)%
Gross profit	181.4	236.3	(23.2)%
Selling, general and administrative expenses	176.8	212.0	(16.6)%
Gain on sale of businesses, trademarks, and intangible assets	—	(20.1)	*
Impairment of long-lived assets	6.1	—	*
Environmental and other related costs (income), net of recoveries	1.6	(0.9)	277.8%
Operating profit (loss)	(3.1)	45.3	(106.8)%
Interest expense, net	12.0	15.8	(24.1)%
Other expense (income), net	(0.8)	1.2	(166.7)%
Earnings (loss) before income taxes	(14.3)	28.3	(150.5)%
Income tax expense (benefit)	(0.6)	10.3	(105.8)%
Net earnings (loss)	(13.7)	18.0	(176.1)%
Less: net earnings (loss) attributable to noncontrolling interests	0.8	(1.0)	180.0%
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$(14.5)	$19.0	(176.3)%
Diluted earnings (loss) per share	$(0.19)	$0.23	(182.6)%
* Percentage change not meaningful
REVENUE
Revenue was $394.9 million for the first quarter of 2024, representing a decline of $204.5 million compared to the first quarter of 2023. The change in revenue reflected a $96.1 million, or 24.9%, decline from the Active Group, a $24.4 million, or 21.3%, decline from the Work Group, and a $84.0 million, or 84.8%, decline from Other. The Active Group’s revenue decrease was primarily driven by a decrease of $47.3 million from Merrell®, $32.5 million from Saucony®, and $14.1 million from Chaco®. The Work Group’s revenue decrease was primarily driven by a decrease of $10.5 million from Wolverine®, $8.6 million from Cat®, $2.3 million from HYTEST®, and $2.1 million from Bates®. The decline in Other revenue was primarily driven by a decrease in revenue from businesses that were sold in 2023 and 2024, and the licensing of the Hush Puppies® business, including decreases of $62.9 million from Sperry®, $12.2 million from the performance leathers business, $8.4 million from Hush Puppies®, and $6.5 million from Keds®. Changes in foreign exchange rates increased revenue by $3.1 million during the first quarter of 2024. Direct-to-consumer revenue decreased during the first quarter of 2024 by $20.1 million, or 15.9%, compared to the first quarter of 2023.
GROSS MARGIN
Gross margin was 45.9% in the first quarter of 2024 compared to 39.4% in the first quarter of 2023. The gross margin increase in the first quarter was primarily driven by favorable distribution channel mix, less end-of-life inventory sales, less supply chain costs and less promotional eCommerce channel activity.
OPERATING EXPENSES
Operating expenses decreased $6.5 million, from $191.0 million in the first quarter of 2023 to $184.5 million in the first quarter of 2024. The decrease was primarily driven by lower selling costs ($10.7 million), lower advertising costs ($9.0 million), lower distribution costs ($8.0 million), lower general and administrative costs ($6.5 million), and lower product development costs ($2.4 million), partially offset by the 2023 gain on the divestiture of the Keds® business ($20.1 million), the impairment of long-lived assets ($6.1 million), higher environmental and other related costs, net of insurance recoveries ($2.5 million), and higher reorganization costs ($1.3 million). Environmental and other related costs were $1.9 million and $1.6 million in the first quarter of 2024 and 2023, respectively.
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $12.0 million in the first quarter of 2024 compared to $15.8 million in the first quarter of 2023. The decrease in interest expense is due to lower average principal balances of variable rate debt.

Other income was $0.8 million in the first quarter of 2024, compared to other expense of $1.2 million in the first quarter of 2023.
The effective tax rates in the first quarter of 2024 and 2023 were 4.1% and 36.3%, respectively. In both the current and prior years, the Company recognized discrete tax expenses related to stock-based compensation. In the current year, the discrete tax expense reduced the tax benefit of the pretax loss which resulted in a decrease to the effective tax rate. In the prior year, the discrete tax expense increased the tax expense on the pretax income which resulted in an increase to the effective tax rate.
REPORTABLE SEGMENTS
The Company’s portfolio of brands are organized into the following reportable segments.
•Active Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Sweaty Betty® activewear, and Chaco® footwear; and
•Work Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Harley-Davidson® footwear and HYTEST® safety footwear;
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
The reportable segment results are as follows:

	Quarter Ended
(In millions)	March 30, 2024	April 1, 2023	Change	Percent Change
REVENUE
Active Group	$289.8	$385.9	$(96.1)	(24.9)%
Work Group	90.1	114.5	(24.4)	(21.3)%
Other	15.0	99.0	(84.0)	(84.8)%
Total	$394.9	$599.4	$(204.5)	(34.1)%
OPERATING PROFIT (LOSS)
Active Group	$36.2	$52.1	$(15.9)	(30.5)%
Work Group	12.7	15.5	(2.8)	(18.1)%
Other	4.2	6.2	(2.0)	(32.3)%
Corporate	(56.2)	(28.5)	(27.7)	(97.2)%
Total	$(3.1)	$45.3	$(48.4)	(106.8)%
Further information regarding the reportable segments can be found in Note 16 to the consolidated condensed financial statements.
Active Group
The Active Group’s revenue decreased $96.1 million, or 24.9%, in the first quarter of 2024 compared to the first quarter of 2023. The revenue decline was primarily driven by decreases of $47.3 million from Merrell®, $32.5 million from Saucony®, and $14.1 million from Chaco®. The Merrell®, Saucony® and Chaco® decreases were primarily due to timing of shipments in the international channel, lower closeout and end of life inventory sales versus the prior year, and softer consumer demand.
The Active Group’s operating profit decreased $15.9 million, or 30.5%, in the first quarter of 2024 compared to the first quarter of 2023. The operating profit decrease was due to revenue decreases, partially offset by a 350 basis point increase in gross margin and a $14.6 million decrease in selling, general and administrative expenses. The increase in gross margin in the current year period was due to decreased end-of-life inventory sales and lower promotional activity in the Company's wholesale and direct-to-consumer channels. The decrease in selling, general and administrative expenses in the current year periods was primarily due to lower variable costs including advertising costs and selling costs and lower employee costs.

Work Group
The Work Group’s revenue decreased $24.4 million, or 21.3%, during the first quarter of 2024 compared to the first quarter of 2023. The revenue decline was primarily driven by a decrease of $10.5 million from Wolverine®, $8.6 million from Cat®, $2.3 million from HYTEST®, and $2.1 million from Bates®. The Wolverine® decrease was primarily due to softer consumer demand in the U.S. wholesale channel, high inventory levels at certain retail customers, and lower closeout sales versus the prior year. The Cat® decrease was primarily due to lower closeout sales versus the prior year and softer consumer demand in the direct-to-consumer channel. The HYTEST® decrease was primarily due to timing of shipments in certain channels. The Bates® decrease was primarily due to softer consumer demand in the U.S. wholesale channel, high inventory levels at certain retail customers, and lower closeout sales versus the prior year.
The Work Group’s operating profit decreased $2.8 million, or 18.1%, in the first quarter of 2024 compared to the first quarter of 2023. The operating profit decrease was due to revenue decreases, partially offset by a 260 basis point increase in gross margin and a $3.3 million decrease in selling, general and administrative expenses. The increase in gross margin in the current year period was due to primarily due to decreased end-of-life inventory sales and lower supply chain costs including lower ocean freight costs. The decrease in selling, general and administrative expenses in the current year period was primarily due to lower variable costs including advertising costs, selling expenses and distribution costs.
Other
The Other category’s revenue decreased $84.0 million, or 84.8%, in the first quarter of 2024 compared to the first quarter of 2023. The revenue decline was driven by a decrease of $62.9 million from Sperry®, $12.2 million from the performance leathers business, $8.4 million from Hush Puppies®, and $6.5 million from Keds®. The Sperry® decrease is due to the divestiture of the business effective January 10, 2024. The performance leathers business decrease is due to the divestiture of the U.S. leathers business effective August 23, 2023 and Asia-based leathers business effected December 28, 2023. The Hush Puppies® decrease is due to the licensing of the brand in the United States and Canada starting in the third quarter of 2023. The Keds® decrease is due to the divestiture of the business effective February 4, 2023.
Other operating profit decreased $2.0 million, or 32.3%, in the first quarter of 2024 compared to the first quarter of 2023. The operating profit decrease was due to revenue decreases partially offset by a 2,550 basis point increase in gross margin and a $26.2 million decrease in selling, general and administrative costs. The increase in gross margin in the current year period was primarily due to the divestiture of the lower margin Sperry® business, performance leathers business, and Keds® business, along with the licensing of the Hush Puppies® business. The decrease in selling, general and administrative expenses in the current year period was primarily due to lower advertising costs, selling expenses and the divestiture of the Sperry® business, performance leathers business, and Keds® business, along with the licensing of the Hush Puppies® business.
Corporate
Corporate expenses increased $27.7 million in the first quarter of 2024 compared to the first quarter of 2023, primarily due to the 2023 gain recorded on the sale of the Keds® business ($20.1 million), higher impairment of long-lived and intangible assets ($6.1 million), higher environmental and other related costs ($2.5 million), and higher reorganization activities ($1.3 million), partially offset by lower employee costs ($0.3 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	March 30, 2024	December 30, 2023	April 1, 2023
Cash and cash equivalents (1)	$169.7	$184.6	$120.6
Debt	856.9	920.8	1,180.8
Available revolving credit facility (2)	728.1	688.4	543.5
(1)Cash and cash equivalents at December 30, 2023 and April 1, 2023 includes $5.6 million and $4.4 million, respectively, of cash and cash equivalents that are classified as held for sale that are not included in cash and cash equivalents in the Consolidated Balance Sheets.
(2)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.
Liquidity
Cash and cash equivalents of $169.7 million as of March 30, 2024 were $49.1 million higher compared to April 1, 2023. The increase is due primarily to cash provided by operating activities of $182.4 million, proceeds from divestitures of $199.5 million, contributions from noncontrolling interests of $31.2 million, and proceeds from company-owned life insurance policies of $7.0 million, partially offset by borrowings less repayments of debt of $325.0 million, cash dividends paid of $32.3 million, and additions to property, plant and equipment of $12.4 million. The Company had $728.1 million of borrowing capacity available under the revolving facility as of March 30, 2024. Cash and cash equivalents located in foreign jurisdictions totaled $149.4 million as of March 30, 2024.
Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends and for general corporate purposes.
The Company did not repurchase shares during the first quarters of both 2024 and 2023.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of March 30, 2024, the Company had a reserve of $48.1 million, of which $22.1 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities, and the remaining $26.0 million is recorded in other liabilities and is expected to be paid over the course of up to 25 years. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
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
As of March 30, 2024, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at March 30, 2024 totaled $856.9 million compared to $920.8 million at December 30, 2023. The reduced debt position primarily resulted from repayments of debt using proceeds received from sale of the Sperry® business.
Cash Flows
The following table summarizes cash flow activities:

	Quarter Ended
(In millions)	March 30, 2024	April 1, 2023
Net cash used in operating activities	$(37.2)	$(97.8)
Net cash provided by investing activities	85.4	74.5
Net cash provided by (used in) financing activities	(66.9)	8.7
Additions to property, plant and equipment	(5.1)	(7.3)
Depreciation and amortization	7.1	8.5
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first quarter of 2024, an increase in net working capital represented a use of cash of $28.0 million. Working capital balances were favorably impacted by a decrease in inventories of $15.8 million and a decrease in other operating assets of $5.1 million, offset by an increase in accounts receivable of $2.6 million, an increase in other operating liabilities of $42.2 million, an increase in accounts payable of $3.7 million, and an increase in income taxes payable of $0.4 million. Operating cash flows included depreciation and amortization expense adjustment of $7.1 million, impairment of long-lived assets of $6.1 million, stock-based compensation expense adjustment of $4.1 million, environmental and other related costs, net of cash payments and recoveries received cash outflow of $10.0 million, and pension expense adjustment of $0.2 million.
Investing Activities
The Company made capital expenditures of $5.1 million and $7.3 million in the first quarter of 2024 and 2023, respectively, for corporate headquarters improvements, eCommerce sites, new retail stores, distribution operations improvements and information systems and technology. The current year investing activity includes proceeds from divestitures of $92.5 million.
Financing Activities
The current year activity includes net payments under the Revolving Facility of $40.0 million. The Company paid $24.2 million and $2.5 million in principal payments associated with its financing arrangements during the first quarter of 2024 and 2023, respectively. The Company paid $1.6 million and $5.5 million during the first quarter of 2024 and 2023, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans. The Company did not repurchase shares in the first quarter of 2024 or 2023.
The Company declared cash dividends of $0.10 per share during the first quarter of 2024 and 2023. Dividends paid in the first quarter of 2024 and 2023 totaled $8.1 million and $8.4 million respectively. A quarterly dividend of $0.10 per share was declared on May 1, 2024 to shareholders of record on July 1, 2024.
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
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported. For information regarding our critical accounting policies refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the Company’s 2023 Form 10-K. Management believes there have been no material changes in those critical accounting policies.

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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of March 30, 2024 and April 1, 2023, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $273.0 million and $285.2 million, respectively, with maturities ranging up to 531 and 524 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of March 30, 2024, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $8.4 million from their value as of December 30, 2023. As of April 1, 2023, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $1.4 million from their value as of December 31, 2022.
The Company is exposed to interest rate changes primarily as a result of interest expense on the term loan borrowings and any borrowings under the Revolving Facility. The Company’s total variable-rate debt was $312.5 million at March 30, 2024 and the Company held a forward-dated interest rate swap agreement, denominated in U.S. dollars, that effectively converts $68.5 million of this amount to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4.    Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.    Legal Proceedings
The Company is involved in litigation and various legal matters arising in the normal course of business, including certain environmental compliance activities. For a discussion of legal matters, refer to Note 15 to the Company’s consolidated condensed financial statements.
ITEM 1A.    Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023, filed with the SEC on February 22, 2024.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the first quarter of 2024.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (December 31, 2023 to February 3, 2024)
Common Stock Repurchase Program(1)	—	—	—	$—
Employee Transactions(2)	2,444	8.94	—
Period 2 (February 4, 2024 to March 2, 2024)
Common Stock Repurchase Program(1)	—	—	—	$—
Employee Transactions(2)	178,558	8.70	—
Period 3 (March 3, 2024 to March 30, 2024)
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	455	10.00	—
Total for the First Quarter Ended March 30, 2024
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	181,457	8.71	—
(1)On March 7, 2024, the Company’s Board of Directors approved a common stock repurchase program that authorized the repurchase of $150.0 million of common stock over a three-year period. Since that date, the Company has not repurchased any common stock.
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
ITEM 5.    Other Information
(c) During the quarter ended March 30, 2024, no director or Section 16 officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, in each case, as defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits
Exhibits filed as a part of this Form 10-Q are incorporated by reference herein.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 7, 2022.

10.1	Form of Performance Stock Unit Agreement (2024 - 2026 performance period).*

10.2
Second Amendment, dated as of March 27, 2024, to the Receivables Purchase Agreement dated as of December 7, 2022, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Wells Fargo, N.A. as purchaser.

10.3
Third Amendment, dated as of April 15, 2024, to the Receivables Purchase Agreement dated as of December 7, 2022, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Wells Fargo, N.A. as purchaser.

10.4
Purchase Agreement dated as of January 10, 2024, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and ABG Intermediate Holdings 2 LLC, as purchaser. Incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the period ended December 30, 2023.

10.5
Purchase Agreement dated as of January 10, 2024, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Aldo U.S. Inc., as purchaser. Incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the period ended December 30, 2023.

31.1	Certification of Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income; (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

May 8, 2024	/s/ Christopher E. Hufnagel
Date	Christopher E. Hufnagel President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory for Registrant)

May 8, 2024	/s/ Michael D. Stornant
Date	Michael D. Stornant Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)