Form 10-Q
period 2024-06-29
WOLVERINE WORLD WIDE INC /DE/
filed 2024-08-08
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 80,010,618 shares of common stock, $1 par value, outstanding as of July 22, 2024.

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

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue	$425.2	$589.1	$820.1	$1,188.5
Cost of goods sold	242.0	361.3	455.5	724.4
Gross profit	183.2	227.8	364.6	464.1
Selling, general and administrative expenses	166.6	195.5	343.4	407.5
Gain on sale of businesses, trademarks, and intangible assets	—	—	—	(20.1)
Impairment of long-lived assets	3.2	15.6	9.3	15.6
Environmental and other related costs (income), net of recoveries	(15.7)	(29.4)	(14.1)	(30.3)
Operating profit	29.1	46.1	26.0	91.4
Other expenses:
Interest expense, net	11.9	16.1	23.9	31.9
Other expense (income), net	(0.8)	(0.4)	(1.6)	0.8
Total other expense, net	11.1	15.7	22.3	32.7
Earnings before income taxes	18.0	30.4	3.7	58.7
Income tax expense	2.4	6.0	1.8	16.3
Net earnings	$15.6	$24.4	$1.9	$42.4
Less: net earnings (loss) attributable to noncontrolling interests	1.4	0.4	2.2	(0.6)
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$14.2	$24.0	$(0.3)	$43.0

Net earnings (loss) per share (see Note 3):
Basic	$0.17	$0.30	$(0.01)	$0.53
Diluted	$0.17	$0.30	$(0.01)	$0.53

Comprehensive income (loss)	$12.9	$25.2	$(6.4)	$40.0
Less: comprehensive income (loss) attributable to noncontrolling interests	0.7	0.1	1.6	(0.4)
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	$12.2	$25.1	$(8.0)	$40.4

Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	June 29, 2024	December 30, 2023	July 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$148.3	$179.0	$176.5
Accounts receivable, less allowances of $8.9, $18.3 and $12.0	272.2	230.8	241.5
Finished products, net	295.4	371.6	645.9
Raw materials and work-in-process, net	1.7	2.0	2.0
Total inventories	297.1	373.6	647.9
Prepaid expenses and other current assets	73.2	81.1	78.9
Current assets held for sale	—	160.6	19.1
Total current assets	790.8	1,025.1	1,163.9
Property, plant and equipment, net of accumulated depreciation of $247.1, $255.2 and $250.0	90.2	96.3	134.3
Lease right-of-use assets, net	103.6	118.2	155.4
Goodwill	425.8	427.1	469.7
Indefinite-lived intangibles	173.4	174.1	279.2
Amortizable intangibles, net	33.1	34.9	59.1
Deferred income taxes	116.4	116.4	25.1
Other assets	63.0	70.7	70.6
Total assets	$1,796.3	$2,062.8	$2,357.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181.6	$206.0	$252.2
Accrued salaries and wages	28.2	37.1	19.2
Other accrued liabilities	188.2	252.4	254.5
Lease liabilities	32.6	34.7	39.2
Current maturities of long-term debt	10.0	10.0	10.0
Borrowings under revolving credit agreements	225.0	305.0	385.0
Current liabilities held for sale	—	24.2	4.1
Total current liabilities	665.6	869.4	964.2
Long-term debt, less current maturities	579.7	605.8	718.5
Accrued pension liabilities	77.0	78.4	72.1
Deferred income taxes	27.8	26.9	33.9
Lease liabilities, noncurrent	119.8	132.4	146.7
Other liabilities	56.0	49.9	55.0
Stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 113,406,905, 112,953,782, and 112,918,046 shares issued	113.4	113.0	112.9
Additional paid-in capital	371.6	364.0	326.8
Retained earnings	817.9	834.8	933.8
Accumulated other comprehensive loss	(149.9)	(142.2)	(135.5)
Cost of shares in treasury; 33,396,787, 33,403,280, and 33,409,577 shares	(890.9)	(891.0)	(891.2)
Total Wolverine World Wide, Inc. stockholders’ equity	262.1	278.6	346.8
Noncontrolling interest	8.3	21.4	20.1
Total stockholders’ equity	270.4	300.0	366.9
Total liabilities and stockholders’ equity	$1,796.3	$2,062.8	$2,357.3
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Year-To-Date Ended
(In millions)	June 29, 2024	July 1, 2023
OPERATING ACTIVITIES
Net earnings	$1.9	$42.4
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	13.3	17.1
Deferred income taxes	(0.7)	(0.6)
Stock-based compensation expense	9.8	7.8
Pension and SERP expense	(0.3)	0.8
Impairment of long-lived assets	9.3	15.6
Environmental and other related costs, net of cash payments	(31.7)	(41.0)
Gain on sale of businesses, trademarks and intangible assets	—	(20.1)
Other	(8.2)	(0.9)
Changes in operating assets and liabilities:
Accounts receivable	(13.9)	0.8
Inventories	72.4	100.3
Other operating assets	4.3	(4.6)
Accounts payable	(23.2)	(23.1)
Income taxes payable	(4.7)	6.1
Other operating liabilities	(38.8)	(54.7)
Net cash provided by (used in) operating activities	(10.5)	45.9
INVESTING ACTIVITIES
Additions to property, plant and equipment	(8.1)	(14.2)
Proceeds from sale of businesses, intangible assets and other assets, net of cash disposed of	92.5	81.9
Proceeds from company-owned life insurance policy liquidations	7.9	—
Other	(2.4)	(0.7)
Net cash provided by investing activities	89.9	67.0
FINANCING ACTIVITIES
Payments under revolving credit agreements	(299.0)	(475.0)
Borrowings under revolving credit agreements	219.0	435.0
Proceeds from company-owned life insurance policies	7.0	—
Payments on long-term debt	(26.7)	(5.0)
Payments of debt issuance costs	—	(0.9)
Cash dividends paid	(16.2)	(16.4)
Employee taxes paid under stock-based compensation plans	(1.7)	(5.7)
Proceeds from the exercise of stock options	—	0.1
Contributions from noncontrolling interests	—	2.1
Net cash used in financing activities	(117.6)	(65.8)
Effect of foreign exchange rate changes	1.9	(2.5)
Increase (decrease) in cash and cash equivalents	(36.3)	44.6
Cash and cash equivalents at beginning of the year	184.6	135.5
Cash and cash equivalents at end of the quarter	$148.3	$180.1
See accompanying notes to consolidated condensed financial statements.
Cash and cash equivalents at the beginning of fiscal year 2024, the end of the second quarter of 2023 and the beginning of fiscal year 2023 included cash and cash equivalents that were classified as held for sale of $5.6 million, $3.6 million and $4.0 million, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at April 1, 2023	$112.8	$323.8	$917.9	$(136.6)	$(891.3)	$17.9	$344.5
Net earnings			24.0			0.4	24.4
Other comprehensive income (loss)				1.1		(0.3)	0.8
Shares issued, net of shares forfeited under stock incentive plans (76,914 shares)	0.1	(0.3)					(0.2)
Stock-based compensation expense		3.3					3.3
Cash dividends declared ($0.10 per share)			(8.1)				(8.1)
Issuance of treasury shares (1,802 shares)					0.1		0.1
Capital contribution from noncontrolling interest						2.1	2.1
Balance at July 1, 2023	$112.9	$326.8	$933.8	$(135.5)	$(891.2)	$20.1	$366.9

Balance at March 30, 2024	$113.3	$366.1	$812.0	$(147.9)	$(891.0)	$7.6	$260.1
Net earnings			14.2			1.4	15.6
Other comprehensive loss				(2.0)		(0.7)	(2.7)
Shares issued, net of shares forfeited under stock incentive plans (86,986 shares)	0.1	(0.2)					(0.1)
Stock-based compensation expense		5.7					5.7
Cash dividends declared ($0.10 per share)			(8.3)				(8.3)
Issuance of treasury shares (2,923 shares)		—			0.1		0.1
Balance at June 29, 2024	$113.4	$371.6	$817.9	$(149.9)	$(890.9)	$8.3	$270.4
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2022	$112.2	$325.4	$907.2	$(132.9)	$(891.3)	$18.4	$339.0
Net earnings (loss)			43.0			(0.6)	42.4
Other comprehensive income (loss)				(2.6)		0.2	(2.4)
Shares issued, net of shares forfeited under stock incentive plans (709,926 shares)	0.7	(6.5)					(5.8)
Shares issued for stock options exercised, net (6,042 shares)	—	0.1					0.1
Stock-based compensation expense		7.8					7.8
Cash dividends declared ($0.20 per share)			(16.4)				(16.4)
Issuance of treasury shares (3,627 shares)		—			0.1		0.1
Capital contribution from noncontrolling interest						$2.1	$2.1
Balance at July 1, 2023	$112.9	$326.8	$933.8	$(135.5)	$(891.2)	$20.1	$366.9

Balance at December 30, 2023	$113.0	$364.0	$834.8	$(142.2)	$(891.0)	$21.4	$300.0
Net earnings (loss)			(0.3)			2.2	1.9
Other comprehensive loss				(7.7)		(0.6)	(8.3)
Shares issued, net of shares forfeited under stock incentive plans (453,123 shares)	0.4	(2.1)					(1.7)
Stock-based compensation expense		9.8					9.8
Cash dividends declared ($0.20 per share)			(16.6)				(16.6)
Issuance of treasury shares (6,493 shares)		(0.1)			0.1		—
Divestiture						(14.7)	(14.7)
Balance at June 29, 2024	$113.4	$371.6	$817.9	$(149.9)	$(890.9)	$8.3	$270.4
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
In the third quarter of fiscal 2023, the Company entered into a multi-year licensing agreement of the Hush Puppies® brand in the United States and Canada and completed the sale of the Hush Puppies® trademarks, patents, copyrights, and domains in China, Hong Kong, and Macau. The Company will continue to own the Hush Puppies® brand throughout the rest of the world. See Note 18 for further discussion.
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
Effective May 4, 2024, the Company entered into global multi-year licensing agreements of the Merrell® and Saucony® kids footwear and Merrell® apparel and accessories.
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
In the first quarter of 2024, the Company incurred non-cash impairment charges on the long-lived property, plant and equipment and lease right-of-use assets at the Company’s distribution center in Louisville, Kentucky to adjust the carrying amount of the assets to their estimated fair value. The Louisville distribution center impairment was related to the Company’s transformation activities and actions to consolidate distribution operations. The long-lived assets are not expected to have a fair value after the Company stops using the distribution center.
In the second quarter of 2024 and 2023, the Company incurred non-cash impairment charges on certain Corporate U.S. and Canada office long-lived property, plant and equipment and right-of-use assets, primarily resulting from divestiture activities and consolidation of corporate office space, to adjust the carrying amount of the assets to estimated fair value. Fair value was estimated based on the discounted cash flows of estimated rental income from subleases net of estimated expenses.
The following table provides details related to asset impairment charges recorded:

	Quarter Ended		Year-To-Date Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Lease right-of-use assets impairment	$3.0	$12.1	$5.9	$12.1
Property, plant and equipment impairment	0.2	3.5	3.4	3.5
Total impairment	$3.2	$15.6	$9.3	$15.6
2.NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASU”) that the Company has not yet adopted. The following is a summary of the new standards and anticipated impact of adopting these new standards.

Standard	Description	Effect on the Financial Statements
ASU 2023-07, Improvements to Reportable Segment Disclosures	Requires entities disclose on an annual and interim basis significant segment expense, including an amount and composition description for other segment items, and how reported measures of profit or loss are used by the chief operating decision maker in assessing segment performance and deciding how to allocate resources. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.
ASU 2023-09, Improvements to Income Tax Disclosures	Requires annual disclosures of prescribed standard categories for the components of the effective tax rate reconciliation, disclosure of income taxes paid disaggregated by jurisdiction, and other income-tax related disclosures. The ASU is effective on a prospective basis, with retrospective application permitted, for fiscal years beginning after December 15, 2024.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.

3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$14.2	$24.0	$(0.3)	$43.0
Adjustment for earnings allocated to non-vested restricted common stock	(0.5)	(0.5)	(0.6)	(1.0)
Net earnings (loss) used in calculating basic and diluted earnings per share	$13.7	$23.5	$(0.9)	$42.0
Denominator:
Weighted average shares outstanding	80.0	79.5	79.9	79.3
Effect of dilutive stock options	—	—	—	—
Shares used in calculating diluted earnings per share	80.0	79.5	79.9	79.3
Net earnings (loss) per share:
Basic	$0.17	$0.30	$(0.01)	$0.53
Diluted	$0.17	$0.30	$(0.01)	$0.53
For the quarter and year-to-date ended June 29, 2024, 1,574,879 and 1,672,689 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the quarter and year-to-date ended July 1, 2023, 1,991,262 and 2,080,931 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Year-To-Date Ended
(In millions)	June 29, 2024	July 1, 2023
Goodwill balance at beginning of the year	$427.1	$485.0
Sale of business (see Note 18)	—	(20.4)
Foreign currency translation effects	(1.3)	5.1
Goodwill balance at end of the quarter	$425.8	$469.7
Goodwill balances are net of accumulated impairment charges. Accumulated impairment charges were $48.4 million as of June 29, 2024 and July 1, 2023, and are related to the Sweaty Betty® reporting unit, which is part of the Active segment.
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $173.4 million, $174.1 million, and $279.2 million as of June 29, 2024, December 30, 2023, and July 1, 2023, respectively. The Company conducted an interim impairment assessment as of June 29, 2024 and determined that there were no triggering events indicating impairment of the Company’s goodwill and indefinite-lived intangible assets.
Following the fiscal 2023 annual impairment test, the Company concluded that the estimated fair value of the Sweaty Betty® reporting unit exceeded its carrying value by 5%. The key assumptions used in the valuation were revenue growth, EBITDA margin, and the discount rate. Although the Company believes the estimates and assumptions used in the valuation were appropriate, it is possible that assumptions could change in future periods. The risk of future impairment to the Sweaty Betty® trade name and Sweaty Betty® goodwill depend on key assumptions used in the determination of the trade name's and reporting unit's fair value, such as revenue growth, earnings before interest, taxes, depreciation and amortization margin, discount rate, and assumed tax rate, or if macroeconomic conditions deteriorate and adversely affect the values of the Company's Sweaty Betty® trade name and the Sweaty Betty® reporting unit. A future impairment charge of the Sweaty Betty® trade name and the Sweaty Betty® reporting unit goodwill could have an adverse material effect on the Company's consolidated financial results. The carrying values of the Company’s Sweaty Betty® trade name indefinite-lived intangible asset and the Sweaty Betty® reporting unit goodwill were $98.7 million and $52.6 million, respectively, as of June 29, 2024.

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
The proceeds of the RPA are classified as operating activities in the Company's consolidated condensed statements of cash flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections of the pledged receivables, which have not been sold, are classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $102.7 million and $205.0 million for the quarter and year-to-date ended June 29, 2024, respectively. Total receivables sold under the RPA were $182.4 million and $365.6 million for the quarter and year-to-date ended July 1, 2023, respectively. Total cash collections under the RPA were $104.1 million and $205.8 million in the quarter and year-to-date ended June 29, 2024, respectively. Total cash collections under the RPA were $196.8 million and $372.8 million in the quarter and year-to-date ended July 1, 2023, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
As of the fiscal quarters ended June 29, 2024 and July 1, 2023, the amount sold to the Purchasers under the RPA was $93.0 million and $135.5 million, respectively, which was derecognized from the consolidated condensed balance sheets. As collateral against sold receivables, Rockford ARS maintains a certain level of unsold receivables, which were $53.6 million and $68.5 million as of the fiscal quarters ended June 29, 2024 and July 1, 2023, respectively.
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

	Quarter Ended June 29, 2024			Quarter Ended July 1, 2023
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$203.1	$102.8	$305.9	$284.2	$99.1	$383.3
Work Group	95.8	9.2	105.0	107.7	10.1	117.8
Other	12.9	1.4	14.3	64.8	23.2	88.0
Total Revenue	$311.8	$113.4	$425.2	$456.7	$132.4	$589.1

	Year-To-Date Ended June 29, 2024			Year-To-Date Ended July 1, 2023
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$399.3	$196.4	$595.7	$575.2	$194.0	$769.2
Work Group	177.1	18.0	195.1	211.0	21.3	232.3
Other	23.9	5.4	29.3	143.4	43.6	187.0
Total Revenue	$600.3	$219.8	$820.1	$929.6	$258.9	$1,188.5
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company was due $39.7 million of remaining fixed transaction price under its license agreements as of June 29, 2024, which it expects to recognize per the terms of its contracts over the course of time through December 2028. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
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
The Company’s contract balances are as follows:

(In millions)	June 29, 2024	December 30, 2023	July 1, 2023
Product returns reserve	$8.4	$13.1	$12.2
Customer markdowns reserve	0.4	5.1	4.6
Other sales incentives reserve	2.9	4.2	3.1
Customer rebates liability	8.4	14.7	13.3
Customer advances liability	6.1	6.8	5.7
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
7.DEBT
Total debt consists of the following obligations:

(In millions)	June 29, 2024	December 30, 2023	July 1, 2023
Term Facility, due October 21, 2026	$45.0	$71.7	$185.0
Senior Notes, 4.000% interest, due August 15, 2029	550.0	550.0	550.0
Borrowings under revolving credit agreements	225.0	305.0	385.0
Unamortized deferred financing costs	(5.3)	(5.9)	(6.5)
Total debt	$814.7	$920.8	$1,113.5
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
The Term Facility requires quarterly principal payments with a balloon payment due on October 21, 2026. The scheduled principal payments due under the Term Facility over the next 12 months total $10.0 million as of June 29, 2024 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets. In addition, the Company made payments towards the Term Facility in accordance with disposition proceeds language contained in the Credit Agreement.
The Revolving Facility allows the Company to borrow up to an aggregate amount of $1.0 billion. The Revolving Facility also includes a $100.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Facility of $7.0 million, $6.6 million and $6.5 million as of June 29, 2024, December 30, 2023 and July 1, 2023, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Facility.

The interest rates applicable to amounts outstanding under Term Facility and to U.S. dollar denominated amounts outstanding under the Revolving Facility are, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Credit Agreement). At June 29, 2024, the Term Facility and the Revolving Facility had a weighted-average interest rate of 6.35%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Senior Credit Facilities also contain certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Senior Credit Facilities require compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Senior Credit Facilities). As of June 29, 2024, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.
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
The Company has a foreign revolving credit facility with aggregate available borrowings of $1.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of June 29, 2024, December 30, 2023 and July 1, 2023.
The Company included in interest expense the amortization of deferred financing costs of $0.5 million and $1.1 million for the quarter and year-to-date ended June 29, 2024, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.5 million and $1.0 million for the quarter and year-to-date ended July 1, 2023, respectively.
8.LEASES
The following is a summary of the Company’s lease cost.

	Quarter Ended		Year-To-Date Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease cost	$8.0	$10.0	$16.9	$20.5
Variable lease cost	3.0	3.7	5.9	7.0
Short-term lease cost	0.6	1.2	1.1	1.9
Sublease income	(1.5)	(1.7)	(2.8)	(3.2)
Total lease cost	$10.1	$13.2	$21.1	$26.2
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Quarter Ended		Year-To-Date Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cash paid for operating lease liabilities	$13.3	$11.2	$26.3	$22.6
Operating lease assets obtained in exchange for lease liabilities	0.3	1.4	4.9	5.4
The Company did not enter into any real estate leases with commencement dates subsequent to June 29, 2024.

9.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 503 days, 531 days, and 524 days as of June 29, 2024, December 30, 2023 and July 1, 2023, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity.
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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	June 29, 2024	December 30, 2023	July 1, 2023
Foreign exchange hedge contracts	$257.9	$269.0	$295.0
Interest rate swap	41.1	75.3	119.9
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	June 29, 2024	December 30, 2023	July 1, 2023
Financial assets:
Foreign exchange hedge contracts	$3.2	$—	$1.6
Interest rate swap	0.8	1.8	3.9
Financial liabilities:
Foreign exchange hedge contracts	$(1.0)	$(5.1)	$(4.7)
Foreign exchange hedge contract financial assets are recorded to prepaid expenses and other current assets and financial liabilities are recorded to other accrued liabilities on the consolidated balance sheets. Interest rate swap financial assets are recorded to other assets and financial liabilities are recorded to other liabilities on the consolidated condensed balance sheets.
10.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $5.7 million and $9.8 million, and related income tax benefits of $1.1 million and $1.9 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended June 29, 2024, respectively. The Company recognized compensation expense of $3.3 million and $7.8 million, and related income tax benefits of $0.7 million and $1.5 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended July 1, 2023, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.

The Company granted restricted awards and performance awards as follows:

	Year-To-Date Ended June 29, 2024		Year-To-Date Ended July 1, 2023
(In millions)	Company Shares Issued	Weighted-Average Grant Date Fair Value	Company Shares Issued	Weighted-Average Grant Date Fair Value
Restricted Awards	1,865,330	$8.43	1,253,579	$15.18
Performance Awards	1,233,484	$8.56	659,162	$15.20
11.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended		Year-To-Date Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Service cost pertaining to benefits earned during the period	$0.7	$0.8	$1.4	$1.6
Interest cost on projected benefit obligations	4.5	4.5	8.9	8.9
Expected return on pension assets	(4.9)	(4.7)	(9.8)	(9.3)
Net amortization loss	(0.4)	(0.2)	(0.8)	(0.4)
Net pension expense (income)	$(0.1)	$0.4	$(0.3)	$0.8
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
The Company’s effective tax rates for the quarter and year-to-date ended June 29, 2024 were 13.1% and 47.8%, respectively. The Company’s effective tax rates for the quarter and year-to-date ended July 1, 2023 were 19.8% and 27.8%, respectively. The decrease in the effective tax rate between 2024 and 2023 for the quarter-to-date period is due to an increase in discrete tax benefits recognized in the current year, as well as lower pretax income, which increases the impact of the discrete benefits on the effective tax rate. The increase in the effective tax rate between 2024 and 2023 for the year-to-date period is driven by lower pretax income in the current year, which increases the impact of the discrete tax expenses on the effective tax rate.
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
The change in accumulated other comprehensive income (loss) during the quarters ended June 29, 2024 and July 1, 2023 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at April 1, 2023	$(130.3)	$(4.5)		$(1.8)		$(136.6)
Other comprehensive income (loss) before reclassifications (1)	5.3	(2.0)		—		3.3
Amounts reclassified from accumulated other comprehensive loss	—	(2.8)	(2)	(0.2)	(3)	(3.0)
Income tax expense	—	0.8		—		0.8
Net reclassifications	—	(2.0)		(0.2)		(2.2)
Net current-period other comprehensive income (loss) (1)	5.3	(4.0)		(0.2)		1.1
Balance at July 1, 2023	$(125.0)	$(8.5)		$(2.0)		$(135.5)

Balance at March 30, 2024	$(124.2)	$(14.6)		$(9.1)		$(147.9)
Other comprehensive income (loss) before reclassifications (1)	(2.8)	1.3		—		(1.5)
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	(2)	(0.4)	(3)	(0.6)
Income tax expense	—	0.1		—		0.1
Net reclassifications	—	(0.1)		(0.4)		(0.5)
Net current-period other comprehensive income (loss) (1)	(2.8)	1.2		(0.4)		(2.0)
Balance at June 29, 2024	$(127.0)	$(13.4)		$(9.5)		$(149.9)
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
(3)Amounts reclassified are included in the computation of net pension expense.

The change in accumulated other comprehensive income (loss) during the year-to-date periods ended June 29, 2024 and July 1, 2023 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at December 31, 2022	$(133.1)	$1.9		$(1.7)		$(132.9)
Other comprehensive income (loss) before reclassifications (1)	3.9	(2.9)		—		1.0
Amounts reclassified from accumulated other comprehensive income (loss)	4.2	(10.1)	(2)	(0.4)	(3)	(6.3)
Income tax expense (benefit)	—	2.6		0.1		2.7
Net reclassifications	4.2	(7.5)		(0.3)		(3.6)
Net current-period other comprehensive income (loss) (1)	8.1	(10.4)		(0.3)		(2.6)
Balance at July 1, 2023	$(125.0)	$(8.5)		$(2.0)		$(135.5)

Balance at December 30, 2023	$(116.3)	$(17.1)		$(8.8)		$(142.2)
Other comprehensive income (loss) before reclassifications (1)	(10.9)	5.9		—		(5.0)
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	(2.9)	(2)	(0.8)	(3)	(3.5)
Income tax expense (benefit)	—	0.7		0.1		0.8
Net reclassifications	0.2	(2.2)		(0.7)		(2.7)
Net current-period other comprehensive income (loss) (1)	(10.7)	3.7		(0.7)		(7.7)
Balance at June 29, 2024	$(127.0)	$(13.4)		$(9.5)		$(149.9)
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	June 29, 2024	December 30, 2023	July 1, 2023
Financial assets:
Derivatives	$4.0	$1.8	$5.5
Financial liabilities:
Derivatives	$(1.0)	$(5.1)	$(4.7)
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

(In millions)	June 29, 2024	December 30, 2023	July 1, 2023
Carrying value	$814.7	$920.8	$1,113.5
Fair value	732.0	813.3	1,020.1
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
On January 10, 2018, the EPA entered a Unilateral Administrative Order (the “Order”) under Section 106(a) of CERCLA, 42 U.S.C. § 9606(a) with an effective date of February 1, 2018. The Order pertained to specified removal actions at the Company's

Tannery and House Street sites, including certain time critical removal actions subsequently identified in an April 29, 2019 letter from the EPA, to abate the actual or threatened release of hazardous substances at or from the sites. On October 28, 2019, the EPA and the Company entered into an Administrative Settlement and Order on Consent (“AOC”) that supersedes the Order and addresses the agreed-upon removal actions outlined in the Order. The Company has completed the activities required by the AOC.
The Company discusses its reserve for remediation costs in the environmental liabilities section below.
Individual and Class Action Litigation
Beginning in late 2017, individual lawsuits and three putative class action lawsuits were filed against the Company that raise a variety of claims, including claims related to property, remediation, and human health effects. The three putative class action lawsuits were subsequently refiled in the U.S. District Court for the Western District of Michigan as a single consolidated putative class action lawsuit. 3M Company has been named as a co-defendant in the individual lawsuits and consolidated putative class action lawsuit. In addition, the current owner of a former landfill and gravel mining operation sued the Company seeking damages and cost recovery for property damage allegedly caused by the Company’s disposal of tannery waste containing PFAS. The owner of another former landfill filed notice threatening suit and sent a demand letter to the Company seeking recovery for damages allegedly caused by the Company’s disposal of tannery waste containing PFAS (this notice, the former landfill and gravel mining suit collectively with the individual lawsuits and putative class action, the “Litigation Matters”).
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
For certain of the Litigation Matters described above, and as a result of developments during the second quarter of 2024, the Company increased its accrual by $8.4 million. The Company made no payments in connection with the Litigation Matters described above during the first two quarters of 2024. As of June 29, 2024, the Company had recorded liabilities of $11.1 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities in the consolidated condensed balance sheets.
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

Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Year-To-Date Ended
(In millions)	June 29, 2024	July 1, 2023
Remediation liability at beginning of the year	$57.9	$74.1
Changes in estimate	3.8	(21.0)
Amounts paid	(15.5)	(6.7)
Remediation liability at the end of the quarter	$46.2	$46.4
The reserve balance as of June 29, 2024 includes $17.8 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $28.4 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to June 29, 2024 are as follows:

(In millions)	2024	2025	2026	2027	2028	Thereafter
Minimum royalties	$0.5	$—	$—	$—	$—	$—
Minimum advertising	—	3.0	3.1	3.2	3.3	—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.3 million and $0.6 million for the quarter and year-to-date ended June 29, 2024, respectively. For the quarter and year-to-date ended July 1, 2023, the Company incurred royalty expense in accordance with these agreements of $0.4 million and $0.7 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.2 million and $2.3 million for the quarter and year-to-date ended June 29, 2024, respectively. For the quarter and year-to-date ended July 1, 2023, the Company incurred advertising expense in accordance with these agreements of $2.4 million and $3.7 million, respectively.
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

	Quarter Ended		Year-to-Date Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue:
Active Group	$305.9	$383.3	$595.7	$769.2
Work Group	105.0	117.8	195.1	232.3
Other	14.3	88.0	29.3	187.0
Total	$425.2	$589.1	$820.1	$1,188.5
Segment operating profit (loss):
Active Group	$42.1	$39.8	$78.3	$91.9
Work Group	14.6	14.8	27.3	30.3
Other	8.2	13.5	12.4	19.7
Corporate	(35.8)	(22.0)	(92.0)	(50.5)
Operating profit	29.1	46.1	26.0	91.4
Interest expense, net	11.9	16.1	23.9	31.9
Other expense (income), net	(0.8)	(0.4)	(1.6)	0.8
Earnings before income taxes	$18.0	$30.4	$3.7	$58.7

(In millions)	June 29, 2024	December 30, 2023	July 1, 2023
Total assets:
Active Group	$1,072.7	$1,183.9	$1,315.3
Work Group	282.8	288.4	319.4
Other	98.5	250.8	471.2
Corporate	342.3	339.7	251.4
Total	$1,796.3	$2,062.8	$2,357.3
Goodwill:
Active Group	$316.5	$317.7	$317.4
Work Group	60.2	60.3	60.3
Other	49.1	49.1	92.0
Total	$425.8	$427.1	$469.7

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
The following is a summary of these VIEs’ assets and liabilities included in the Company’s consolidated condensed balance sheets.

(In millions)	December 30, 2023	July 1, 2023
Cash	$—	$7.4
Accounts receivable	—	7.2
Inventory	—	31.8
Other current assets	—	2.9
Noncurrent assets	—	0.9
Assets held for sale	51.6	—
Total assets	$51.6	$50.2

Current liabilities	$—	$10.1
Noncurrent liabilities	—	0.1
Liabilities held for sale	15.4	—
Total liabilities	$15.4	$10.2

Nonconsolidated VIEs
The Company also had equity interests in two Merrell® and Saucony® joint ventures that marketed the Company’s Merrell® and Saucony® footwear and apparel products in China that were VIEs that are not consolidated as the Company did not have the power to direct the most significant activities that impact the VIEs' economic performance. The following is a summary of carrying amounts of assets included in the Company’s consolidated condensed balance sheets as of December 30, 2023 and July 1, 2023, respectively, related to VIEs for which the Company was not the primary beneficiary.
The following is a summary of the carrying amounts of assets included in the Company’s Consolidated Condensed Balance Sheets.

(In millions)	December 30, 2023	July 1, 2023
Equity method investments (1)	$—	$7.5
(1) Equity method investments are included in “Other Assets” on the consolidated condensed balance sheets.

Related Party Transactions
In the normal course of business, the Company entered into transactions with related party equity affiliates. Related party transactions consist of the sale of goods, made at arm’s length, and other arrangements. For the quarter and year-to-date ended July 1, 2023, the Company recognized net sales to equity affiliates totaling $13.6 million and $24.2 million, respectively. The Company did not recognize any sales to equity affiliates for the quarter and year-to-date ended June 29, 2024.
The following table summarizes related party transactions included in the consolidated condensed balance sheets.

(In millions)	December 30, 2023	July 1, 2023
Accounts receivable due from related parties	$15.4	$7.2
Long term liabilities due to related parties	1.4	—

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
The aggregate purchase price under these two purchase agreements was $97.4 million in cash. As of December 30, 2023, the Company recognized an impairment charge of $95.0 million which included $6.0 million for disposal costs. In determining the amount of the impairment loss for the assets of this transaction during the fourth quarter of 2023, the Company included $1.0 million of accumulated foreign currency translation gains, which were classified within accumulated other comprehensive income (“AOCI”).
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
The performance leathers business met the criteria to be classified as held for sale as of July 1, 2023, and therefore the Company reclassified the related assets and liabilities as held for sale on the Consolidated Balance Sheets as of July 1, 2023.

The following is a summary of the major categories of assets and liabilities that have been classified as held for sale on the consolidated condensed balance sheets:

(In millions)	December 30, 2023	July 1, 2023
Cash and cash equivalents	$5.6	$3.6
Accounts receivables, net	15.4	4.7
Inventories	83.3	10.8
Other current assets	2.9	—
Property, plant and equipment, net	3.8	—
Lease right-of-use assets	7.6	—
Goodwill	43.0	—
Indefinite-lived intangibles	67.0	—
Amortizable intangibles, net	21.0	—
Other assets	7.8	—
Impairment of carrying value	(96.8)	—
Total assets held for sale	$160.6	$19.1

Accounts payable	$4.8	$3.4
Lease liabilities	9.0	—
Accrued liabilities	9.0	0.7
Other liabilities	1.4	—
Total liabilities held for sale	$24.2	$4.1

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
The Company’s brands are marketed in approximately 170 countries and territories at June 29, 2024, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At June 29, 2024, the Company operated 121 retail stores in the U.S., Europe and Canada and 54 direct-to-consumer eCommerce sites.
Effective February 4, 2023, the Company completed the sale of the Keds® business.
In the third quarter of fiscal 2023, the Company entered into a multi-year licensing agreement of the Hush Puppies® brand in the United States and Canada. In addition, the Company completed the sale of the Hush Puppies® trademarks, patents, copyrights, and domains in China, Hong Kong, and Macau. The Company will continue to own the Hush Puppies® brand throughout the rest of the world.
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
Effective May 4, 2024, the Company entered into global multi-year licensing agreements of the Merrell® and Saucony® kids footwear and Merrell® apparel and accessories.
2024 FINANCIAL OVERVIEW
•Revenue was $425.2 million for the second quarter of 2024, representing a decrease of 27.8% compared to the second quarter of 2023.
•Gross margin was 43.1% in the second quarter of 2024 compared to 38.7% in the second quarter of 2023.
•The effective tax rates in the second quarters of 2024 and 2023 were 13.1% and 19.8%, respectively.
•Diluted earnings per share for the second quarter of 2024 were $0.17 per share compared to diluted earnings per share of $0.30 per share for the second quarter of 2023.
•The Company declared cash dividends of $0.10 per share in the second quarters of both 2024 and 2023.
•Cash flow used in operating activities was $10.5 million for the first two quarters of 2024 compared to cash flow provided by operating activities of $45.9 million for the first two quarters of 2023.
•Compared to the second quarter of 2023, inventory as of the second quarter of 2024 decreased $350.8 million, or 54.1%. As of the end of the second quarter of 2024, the Company had $18.9 million of inventory in-transit, which represents a decrease of $13.0 million as compared to the end of the second quarter of 2023.

RESULTS OF OPERATIONS

	Quarter Ended			Year-To-Date Ended
(In millions, except per share data)	June 29, 2024	July 1, 2023	Percent Change	June 29, 2024	July 1, 2023	Percent Change
Revenue	$425.2	$589.1	(27.8)%	$820.1	$1,188.5	(31.0)%
Cost of goods sold	242.0	361.3	(33.0)%	455.5	724.4	(37.1)%
Gross profit	183.2	227.8	(19.6)%	364.6	464.1	(21.4)%
Selling, general and administrative expenses	166.6	195.5	(14.8)%	343.4	407.5	(15.7)%
Gain on sale of businesses, trademarks, and intangible assets	—	—	*	—	(20.1)	(100.0)%
Impairment of long-lived assets	3.2	15.6	(79.5)%	9.3	15.6	(40.4)%
Environmental and other related costs (income), net of recoveries	(15.7)	(29.4)	(46.6)%	(14.1)	(30.3)	(53.5)%
Operating profit	29.1	46.1	(36.9)%	26.0	91.4	(71.6)%
Interest expense, net	11.9	16.1	(26.1)%	23.9	31.9	(25.1)%
Other expense (income), net	(0.8)	(0.4)	(100.0)%	(1.6)	0.8	(300.0)%
Earnings before income taxes	18.0	30.4	(40.8)%	3.7	58.7	(93.7)%
Income tax expense	2.4	6.0	(60.0)%	1.8	16.3	(89.0)%
Net earnings	15.6	24.4	(36.1)%	1.9	42.4	(95.5)%
Less: net earnings (loss) attributable to noncontrolling interests	1.4	0.4	250.0%	2.2	(0.6)	466.7%
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$14.2	$24.0	(40.8)%	$(0.3)	$43.0	(100.7)%
Diluted earnings (loss) per share	$0.17	$0.30	(43.3)%	$(0.01)	$0.53	(101.9)%
* Percentage change not meaningful
REVENUE
Revenue was $425.2 million for the second quarter of 2024, representing a decline of $163.9 million compared to the second quarter of 2023. The change in revenue reflected a $77.4 million, or 20.2%, decline from the Active Group, a $12.8 million, or 10.9%, decline from the Work Group, and a $73.7 million, or 83.8%, decline from Other. The Active Group’s revenue decrease was primarily driven by a decrease of $39.7 million from Saucony®, $33.9 million from Merrell® and $3.7 million from Chaco®. The Work Group’s revenue decrease was primarily driven by a decrease of $5.6 million from Cat®, $3.3 million from HYTEST®, $2.4 million from Harley-Davidson®, and $1.3 million from Wolverine®. The decline in Other revenue was primarily driven by a decrease in revenue from businesses that were sold in 2023 and 2024 and the licensing of the Hush Puppies® business, including decreases of $55.6 million from Sperry®, $10.9 million from the performance leathers business and $8.0 million from Hush Puppies®. Changes in foreign exchange rates decreased revenue by $0.7 million during the second quarter of 2024. Direct-to-consumer revenue decreased during the second quarter of 2024 by $19.0 million, or 14.4%, compared to the second quarter of 2023.
Revenue was $820.1 million for the first two quarters of 2024, representing a decline of $368.4 million compared to the first two quarters of 2023. The change in revenue reflected a $173.5 million, or 22.6%, decrease from the Active Group, a $37.2 million, or 16.0%, decrease from the Work Group, and a $157.7 million, or 84.3%, decrease from Other. The Active Group’s revenue decrease was primarily driven by a decrease of $81.2 million from Merrell®, $72.2 million from Saucony® and $17.8 million from Chaco®. The Work Group’s revenue decrease was primarily driven by a decrease of $14.1 million from Cat®, $11.8 million from Wolverine®, $5.6 million from HYTEST®, $3.3 million from Harley-Davidson® and $2.4 million from Bates®. The decline in Other revenue was primarily driven by a decrease in revenue from businesses that were sold in 2023 and 2024 and the licensing of the Hush Puppies® business, including decreases of $116.1 million from Sperry®, $22.8 million from the performance leathers business, $16.4 million from Hush Puppies® and $6.5 million from Keds®. Changes in foreign exchange rates increased revenue by $2.3 million during the first two quarters of 2024. Direct-to-consumer revenue decreased during the first two quarters of 2024 by $39.1 million, or 15.1%, compared to the first two quarters of 2023.

GROSS MARGIN
Gross margin was 43.1% in the second quarter of 2024 compared to 38.7% in the second quarter of 2023. The gross margin increase in the second quarter was primarily driven by less end-of-life inventory sales, less supply chain costs and less promotional activity.
Gross margin was 44.5% in the first two quarters of 2024 compared to 39.0% during the first two quarters of 2023. The gross margin increase in the first two quarters of 2024 was primarily driven by favorable distribution channel mix, less end-of-life inventory sales, less supply chain costs and less promotional activity.
OPERATING EXPENSES
Operating expenses decreased $27.6 million, from $181.7 million in the second quarter of 2023 to $154.1 million in the second quarter of 2024. The decrease was primarily driven by lower general and administrative costs ($14.2 million), lower impairment of long-lived assets ($12.4 million), lower selling costs ($11.9 million), lower advertising costs ($11.1 million), lower distribution costs ($5.4 million) and lower product development costs ($1.8 million), partially offset by higher environmental and other related costs, net of insurance recoveries ($13.7 million), higher incentive compensation costs ($8.7 million) and higher reorganization costs ($6.8 million). Environmental and other related costs were $10.8 million and $2.1 million in the second quarter of 2024 and 2023, respectively.
Operating expenses decreased $34.1 million, from $372.7 million in the first two quarters of 2023 to $338.6 million in the first two quarters of 2024. The decrease was primarily driven by lower selling costs ($22.6 million), lower general and administrative costs ($20.4 million), lower advertising costs ($20.2 million), lower distribution costs ($13.5 million), lower impairment of long-lived assets ($6.3 million) and lower product development costs ($4.2 million), partially offset by the 2023 gain on the divestiture of the Keds® business ($20.1 million), higher environmental and other related costs, net of insurance recoveries ($16.2 million), higher incentive compensation costs ($8.8 million) and higher reorganization costs ($8.0 million). Environmental and other related costs were $12.7 million and $3.7 million in the first two quarters of 2024 and 2023, respectively.
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $11.9 million in the second quarter of 2024 compared to $16.1 million in the second quarter of 2023. Net interest expense was $23.9 million in the first two quarters of 2024 compared to $31.9 million in the first two quarters of 2023. The decrease in interest expense for both the quarter-to-date and year-to-date periods is due to lower average principal balances of variable rate debt.
Other income was $0.8 million in the second quarter of 2024, compared to other income of $0.4 million in the second quarter of 2023. Other income was $1.6 million in the first two quarters of 2024, compared to other expense of $0.8 million in the first two quarters of 2023.
The effective tax rates in the second quarter of 2024 and 2023 were 13.1% and 19.8%, respectively. The effective tax rates in the first two quarters of 2024 and 2023 were 47.8% and 27.8%, respectively. The decrease in the effective tax rate between 2024 and 2023 for the quarter-to-date period is due to an increase in discrete tax benefits recognized in the current year, as well as lower pretax income, which increases the impact of the discrete benefits on the effective tax rate. The increase in the effective tax rate between 2024 and 2023 for the year-to-date period is driven by lower pretax income in the current year, which increases the impact of the discrete tax expenses on the effective tax rate.
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
The reportable segment results are as follows:

	Quarter Ended				Year-To-Date Ended
(In millions)	June 29, 2024	July 1, 2023	Change	Percent Change	June 29, 2024	July 1, 2023	Change	Percent Change
REVENUE
Active Group	$305.9	$383.3	$(77.4)	(20.2)%	$595.7	$769.2	$(173.5)	(22.6)%
Work Group	105.0	117.8	(12.8)	(10.9)%	195.1	232.3	(37.2)	(16.0)%
Other	14.3	88.0	(73.7)	(83.8)%	29.3	187.0	(157.7)	(84.3)%
Total	$425.2	$589.1	$(163.9)	(27.8)%	$820.1	$1,188.5	$(368.4)	(31.0)%
OPERATING PROFIT (LOSS)
Active Group	$42.1	$39.8	$2.3	5.8%	$78.3	$91.9	$(13.6)	(14.8)%
Work Group	14.6	14.8	(0.2)	(1.4)%	27.3	30.3	(3.0)	(9.9)%
Other	8.2	13.5	(5.3)	(39.3)%	12.4	19.7	(7.3)	(37.1)%
Corporate	(35.8)	(22.0)	(13.8)	(62.7)%	(92.0)	(50.5)	(41.5)	(82.2)%
Total	$29.1	$46.1	$(17.0)	(36.9)%	$26.0	$91.4	$(65.4)	(71.6)%
Further information regarding the reportable segments can be found in Note 16 to the consolidated condensed financial statements.
Active Group
The Active Group’s revenue decreased $77.4 million, or 20.2%, in the second quarter of 2024 compared to the second quarter of 2023. The revenue decline was primarily driven by decreases of $39.7 million from Saucony®, $33.9 million from Merrell® and $3.7 million from Chaco®. The Active Group’s revenue decreased $173.5 million, or 22.6%, in the first two quarters of 2024 compared to the first two quarters of 2023. The revenue decline was primarily driven by decreases of $81.2 million from Merrell®, $72.2 million from Saucony® and $17.8 million from Chaco®. The Merrell® decrease is primarily due to lower end of life inventory sales versus the prior year and softer consumer demand in the U.S. wholesale and International channels. The Saucony® decrease was primarily driven by lower end of life inventory sales versus the prior year. The Chaco® decrease was primarily due to lower closeout and end of life inventory sales versus the prior year and softer consumer demand.
The Active Group’s operating profit increased $2.3 million, or 5.8%, in the second quarter of 2024 compared to the second quarter of 2023. The operating profit increase was due to a 550 basis point increase in gross margin and a $17.5 million decrease in selling, general and administrative expenses, partially offset by revenue decreases. The Active Group’s operating profit decreased $13.6 million, or 14.8%, in the first two quarters of 2024 compared to the first two quarters of 2023. The operating profit decrease was due to revenue decreases, partially offset by a 440 basis point increase in gross margin and a $30.8 million decrease in selling, general and administrative expenses. The increase in gross margin in the current year period was due to decreased closeout sales and less promotional activity. The decrease in selling, general and administrative expenses in the current year periods was primarily due to lower advertising costs, selling expenses and distribution costs.
Work Group
The Work Group’s revenue decreased $12.8 million, or 10.9%, during the second quarter of 2024 compared to the second quarter of 2023. The revenue decline was primarily driven by decreases of $5.6 million from Cat®, $3.3 million from HYTEST®, $2.4 million from Harley-Davidson®, and $1.3 million from Wolverine®. The Work Group’s revenue decreased $37.2 million, or 16.0%, during the first two quarters of 2024 compared to the first two quarters of 2023. The revenue decline was primarily driven by decreases of $14.1 million from Cat®, $11.8 million from Wolverine®, $5.6 million from HYTEST®, $3.3 million from Harley-Davidson® and $2.4 million from Bates®. The Cat® decrease was primarily due to timing of shipments in the U.S. and international channels, lower closeout sales versus the prior year and softer consumer demand in the direct-to-consumer channel. The Wolverine® decrease was primarily due to softer consumer demand in the U.S. wholesale channel and lower closeout sales versus the prior year. The HYTEST® decrease was primarily due to due to lower closeout sales versus the prior year. The Harley-Davidson® decrease was primarily due to declines in top dealer accounts. The Bates® decrease was primarily due to softer consumer demand in the U.S. wholesale channel, high inventory levels at certain retail customers, and lower closeout sales versus the prior year.
The Work Group’s operating profit decreased $0.2 million, or 1.4%, in the second quarter of 2024 compared to the second quarter of 2023. The operating profit decrease was due to revenue decreases, partially offset by a 190 basis point increase in gross margin and a $1.9 million decrease in selling, general and administrative expenses. The Work Group’s operating profit decreased $3.0 million, or 9.9%, in the first two quarters of 2024 compared to the first two quarters of 2023. The operating profit decrease was due to revenue decreases, partially offset by a 220 basis point increase in gross margin and a $5.3 million decrease in selling, general and administrative expenses. The increase in gross margin in the current year periods was due to decreased closeout sales, product mix and favorable average selling price. The decrease in selling, general and administrative expenses in the current year periods was primarily due to lower advertising costs and selling expenses.
Other
The Other category’s revenue decreased $73.7 million, or 83.8%, in the second quarter of 2024 compared to the second quarter of 2023. The revenue decline was driven by decreases of $55.6 million from Sperry®, $10.9 million from the performance leathers business and $8.0 million from Hush Puppies®. The Other category’s revenue decreased $157.7 million, or 84.3%, in the first two quarters of 2024 compared to the first two quarters of 2023. The revenue decrease was primarily driven by decreases of $116.1 million from Sperry®, $22.8 million from the performance leathers business, $16.4 million from Hush Puppies® and $6.5 million from Keds®. The Sperry® decrease is due to the divestiture of the business effective January 10, 2024. The performance leathers business decrease is due to the divestiture of the U.S. leathers business, effective August 23, 2023 and the Asia-based leathers business, effective December 28, 2023. The Hush Puppies® decrease is due to the licensing of the brand in the United States and Canada starting in the third quarter of 2023. The Keds® decrease is due to the divestiture of the business, effective February 4, 2023.
Other operating profit decreased $5.3 million, or 39.3%, in the second quarter of 2024 compared to the second quarter of 2023. The operating profit decrease was due to revenue decreases, partially offset by a $22.5 million decrease in selling, general and administrative costs. Other operating profit decreased $7.3 million, or 37.1%, in the first two quarters of 2024 compared to the first two quarters of 2023. The operating profit decrease was due to revenue decreases, partially offset by a $49.9 million decrease in selling, general and administrative costs. The decrease in selling, general and administrative expenses in the current year period was primarily due to the divestiture of the Sperry® business, performance leathers business, and Keds® business, along with the licensing of the Hush Puppies® business.
Corporate
Corporate expenses increased $13.8 million in the second quarter of 2024 compared to the second quarter of 2023, primarily due to higher environmental and other related costs ($13.7 million), higher incentive compensation costs ($9.0 million) and higher reorganization activities ($6.8 million), partially offset by lower impairment of long-lived and intangible assets ($12.4 million) and lower employee costs ($3.1 million).
Corporate expenses increased $41.5 million in the first two quarters of 2024 compared to the first two quarters of 2023, primarily due to the 2023 gain recorded on the sale of the Keds® business ($20.1 million), higher environmental and other related costs ($16.2 million), higher incentive compensation costs ($9.7 million) and higher reorganization costs ($8.0 million), partially offset by lower impairment of long-lived assets ($6.3 million) and lower employee costs ($3.4 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	June 29, 2024	December 30, 2023	July 1, 2023
Cash and cash equivalents (1)	$148.3	$184.6	$180.1
Debt	814.7	920.8	1,113.5
Available revolving credit facility (2)	768.0	688.4	608.5
(1)Cash and cash equivalents at December 30, 2023 and July 1, 2023 includes $5.6 million and $3.6 million, respectively, of cash and cash equivalents that are classified as held for sale that are not included in cash and cash equivalents in the Consolidated Balance Sheets.
(2)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.
Liquidity
Cash and cash equivalents of $148.3 million as of June 29, 2024 were $31.8 million lower compared to July 1, 2023. The decrease is due primarily to cash provided by operating activities of $65.4 million, proceeds from divestitures of $199.5 million, contributions from noncontrolling interests of $29.1 million, and proceeds from company-owned life insurance policies of $7.0 million, partially offset by borrowings less repayments of debt of $300.0 million, cash dividends paid of $32.4 million, and additions to property, plant and equipment of $8.5 million. The Company had $768.0 million of borrowing capacity available under the revolving facility as of June 29, 2024. Cash and cash equivalents located in foreign jurisdictions totaled $119.3 million as of June 29, 2024.
Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends and for general corporate purposes.
The Company did not repurchase shares during the first two quarters of both 2024 and 2023.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of June 29, 2024, the Company had a reserve of $46.2 million, of which $17.8 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities, and the remaining $28.4 million is recorded in other liabilities and is expected to be paid over the course of up to 25 years. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
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
As of June 29, 2024, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at June 29, 2024 totaled $814.7 million compared to $920.8 million at December 30, 2023. The reduced debt position primarily resulted from repayments of debt using proceeds received from the sale of the Sperry® business.
Cash Flows
The following table summarizes cash flow activities:

	Year-To-Date Ended
(In millions)	June 29, 2024	July 1, 2023
Net cash provided by (used in) operating activities	$(10.5)	$45.9
Net cash provided by investing activities	89.9	67.0
Net cash used in financing activities	(117.6)	(65.8)
Additions to property, plant and equipment	(8.1)	(14.2)
Depreciation and amortization	13.3	17.1
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first two quarters of 2024, an increase in net working capital represented a use of cash of $3.9 million. Working capital balances were favorably impacted by a decrease in inventories of $72.4 million and a decrease in other operating assets of $4.3 million, offset by an increase in accounts receivable of $13.9 million, an increase in other operating liabilities of $38.8 million, an increase in accounts payable of $23.2 million, and an increase in income taxes payable of $4.7 million. Operating cash flows included depreciation and amortization expense adjustment of $13.3 million, impairment of long-lived assets of $9.3 million, stock-based compensation expense adjustment of $9.8 million, environmental and other related costs, net of cash payments and recoveries received cash outflow of $31.7 million, and pension expense adjustment of $0.3 million.

Investing Activities
The Company made capital expenditures of $8.1 million and $14.2 million in the first two quarters of 2024 and 2023, respectively, for corporate headquarters improvements, eCommerce sites, distribution operations improvements and information systems and technology. The current year investing activity includes proceeds from divestitures of $92.5 million.
Financing Activities
The current year activity includes net payments under the Revolving Facility of $80.0 million. The Company paid $26.7 million and $5.0 million in principal payments associated with its financing arrangements during the first two quarters of 2024 and 2023, respectively. The Company paid $1.7 million and $5.7 million during the first two quarters of 2024 and 2023, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans. The Company did not repurchase shares in the first two quarters of 2024 or 2023.
The Company declared cash dividends of $0.20 per share during the first two quarters of 2024 and 2023. Dividends paid in the first two quarters of 2024 and 2023 totaled $16.2 million and $16.4 million, respectively. A quarterly dividend of $0.10 per share was declared on July 31, 2024 to shareholders of record on October 1, 2024.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of June 29, 2024 and July 1, 2023, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $257.9 million and $295.0 million, respectively, with maturities ranging up to 503 and 524 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of June 29, 2024, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $10.9 million from their value as of December 30, 2023. As of July 1, 2023, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $3.9 million from their value as of December 31, 2022.
The Company is exposed to interest rate changes primarily as a result of interest expense on the term loan borrowings and any borrowings under the Revolving Facility. The Company’s total variable-rate debt was $270.0 million at June 29, 2024 and the Company held a forward-dated interest rate swap agreement, denominated in U.S. dollars, that effectively converts $41.1 million of this amount to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4.    Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the second quarter of 2024.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 4 (March 31, 2024 to May 4, 2024)
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	7,361	10.56	—
Period 5 (May 5, 2024 to June 1, 2024)
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	—	—	—
Period 6 (June 2, 2024 to June 29, 2024)
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	—	—	—
Total for the Second Quarter Ended June 29, 2024
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	7,361	10.56	—
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
ITEM 5.    Other Information
(c) On June 3, 2024, Amy M. Klimek, Executive Vice President, Global Human Resources, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 10,214 shares of Wolverine World Wide, Inc. common stock issuable upon exercise of vested stock options between August 30, 2024 and May 1, 2025, subject to certain conditions.
On June 6, 2024, Christopher E. Hufnagel, President and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 49,083 shares of Wolverine World Wide, Inc. common stock issuable upon exercise of vested stock options between September 9, 2024 and May 30, 2025, subject to certain conditions.
On June 7, 2024, David A. Latchana, Chief Legal Officer and Corporate Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 11,713 shares of Wolverine World Wide, Inc. common stock issuable upon exercise of vested stock options between September 6, 2024 and May 30, 2025, subject to certain conditions.

ITEM 6.    Exhibits
Exhibits filed as a part of this Form 10-Q are incorporated by reference herein.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 7, 2022.

10.1	Second Amendment to the 409A Supplemental Executive Retirement Plan.*

10.2	Transition Agreement between Wolverine World Wide, Inc. and Michael D. Stornant dated as of May 7, 2024.*

31.1	Certification of Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income; (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL (included in Exhibit 101).

* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

August 8, 2024	/s/ Christopher E. Hufnagel
Date	Christopher E. Hufnagel President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory for Registrant)

August 8, 2024	/s/ Taryn L. Miller
Date	Taryn L. Miller Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)