Form 10-Q
period 2024-09-28
WOLVERINE WORLD WIDE INC /DE/
filed 2024-11-07
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 80,066,948 shares of common stock, $1 par value, outstanding as of October 21, 2024.

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

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue	$440.2	$527.7	$1,260.3	$1,716.2
Cost of goods sold	241.0	312.3	696.5	1,036.7
Gross profit	199.2	215.4	563.8	679.5
Selling, general and administrative expenses	171.2	203.3	514.6	610.8
Gain on sale of businesses, trademarks, and long-lived assets	(8.5)	(57.7)	(8.5)	(77.8)
Impairment of long-lived assets	—	40.2	9.3	55.8
Environmental and other related costs (income), net of recoveries	1.3	2.3	(12.8)	(28.0)
Operating profit	35.2	27.3	61.2	118.7
Other expenses:
Interest expense, net	9.6	15.5	33.5	47.4
Other expense (income), net	(3.8)	2.4	(5.4)	3.2
Total other expense, net	5.8	17.9	28.1	50.6
Earnings before income taxes	29.4	9.4	33.1	68.1
Income tax expense	5.1	0.4	6.9	16.7
Net earnings	$24.3	$9.0	$26.2	$51.4
Less: net earnings (loss) attributable to noncontrolling interests	0.7	0.4	2.9	(0.2)
Net earnings attributable to Wolverine World Wide, Inc.	$23.6	$8.6	$23.3	$51.6

Net earnings (loss) per share (see Note 3):
Basic	$0.28	$0.11	$0.28	$0.64
Diluted	$0.28	$0.11	$0.28	$0.64

Comprehensive income (loss)	$29.7	$(0.2)	$23.3	$39.8
Less: comprehensive income (loss) attributable to noncontrolling interests	0.3	0.2	1.9	(0.2)
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	$29.4	$(0.4)	$21.4	$40.0

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	September 28, 2024	December 30, 2023	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$140.2	$179.0	$160.4
Accounts receivable, less allowances of $9.3, $18.3 and $13.3	244.4	230.8	272.0
Finished products, net	283.9	371.6	561.7
Raw materials and work-in-process, net	1.6	2.0	2.1
Total inventories	285.5	373.6	563.8
Prepaid expenses and other current assets	92.2	81.1	84.9
Current assets held for sale	—	160.6	16.1
Total current assets	762.3	1,025.1	1,097.2
Property, plant and equipment, net of accumulated depreciation of $231.1, $255.2 and $254.6	88.7	96.3	126.5
Lease right-of-use assets, net	108.0	118.2	148.7
Goodwill	430.5	427.1	465.4
Indefinite-lived intangibles	179.3	174.1	237.0
Amortizable intangibles, net	33.2	34.9	57.4
Deferred income taxes	93.1	116.4	26.3
Other assets	63.6	70.7	72.8
Total assets	$1,758.7	$2,062.8	$2,231.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230.4	$206.0	$197.2
Accrued salaries and wages	29.7	37.1	21.8
Other accrued liabilities	190.2	252.4	210.9
Lease liabilities	33.3	34.7	38.7
Current maturities of long-term debt	10.0	10.0	10.0
Borrowings under revolving credit agreements	125.0	305.0	370.0
Current liabilities held for sale	—	24.2	3.1
Total current liabilities	618.6	869.4	851.7
Long-term debt, less current maturities	567.8	605.8	716.3
Accrued pension liabilities	76.3	78.4	71.7
Deferred income taxes	27.8	26.9	34.0
Lease liabilities, noncurrent	122.7	132.4	141.3
Other liabilities	48.8	49.9	53.6
Stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 113,461,555, 112,953,782, and 112,939,664 shares issued	113.5	113.0	112.9
Additional paid-in capital	376.5	364.0	330.7
Retained earnings	833.0	834.8	934.5
Accumulated other comprehensive loss	(144.1)	(142.2)	(144.5)
Cost of shares in treasury; 33,394,607, 33,403,280, and 33,407,203 shares	(890.8)	(891.0)	(891.2)
Total Wolverine World Wide, Inc. stockholders’ equity	288.1	278.6	342.4
Noncontrolling interest	8.6	21.4	20.3
Total stockholders’ equity	296.7	300.0	362.7
Total liabilities and stockholders’ equity	$1,758.7	$2,062.8	$2,231.3
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Year-To-Date Ended
(In millions)	September 28, 2024	September 30, 2023
OPERATING ACTIVITIES
Net earnings	$26.2	$51.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19.4	26.3
Deferred income taxes	23.5	(1.6)
Stock-based compensation expense	15.0	11.8
Pension and SERP expense	(0.5)	1.2
Impairment of long-lived assets	9.3	55.8
Environmental and other related costs, net of cash payments	(10.1)	(68.8)
Gain on sale of businesses, trademarks and long-lived assets	(8.5)	(77.8)
Other	(8.4)	(1.1)
Changes in operating assets and liabilities:
Accounts receivable	(10.8)	(25.1)
Inventories	87.2	178.5
Other operating assets	(15.4)	(11.7)
Accounts payable	22.3	(74.7)
Income taxes payable	(4.8)	5.6
Other operating liabilities	(46.7)	(62.8)
Net cash provided by operating activities	97.7	7.0
INVESTING ACTIVITIES
Additions to property, plant and equipment	(12.2)	(18.5)
Proceeds from sale of businesses, intangible assets and other assets, net of cash disposed of	102.4	136.0
Proceeds from company-owned life insurance policy liquidations	7.9	—
Other	(3.0)	(1.3)
Net cash provided by investing activities	95.1	116.2
FINANCING ACTIVITIES
Payments under revolving credit agreements	(443.0)	(620.0)
Borrowings under revolving credit agreements	263.0	565.0
Proceeds from company-owned life insurance policies	7.0	—
Payments on long-term debt	(39.2)	(7.5)
Payments of debt issuance costs	—	(0.9)
Cash dividends paid	(24.4)	(24.5)
Employee taxes paid under stock-based compensation plans	(2.0)	(5.8)
Proceeds from the exercise of stock options	—	0.1
Contributions from noncontrolling interests	—	2.1
Net cash used in financing activities	(238.6)	(91.5)
Effect of foreign exchange rate changes	1.4	(2.5)
Increase (decrease) in cash and cash equivalents	(44.4)	29.2
Cash and cash equivalents at beginning of the year	184.6	135.5
Cash and cash equivalents at end of the quarter	$140.2	$164.7
See accompanying notes to consolidated condensed financial statements.
Cash and cash equivalents at the beginning of fiscal year 2024, the end of the third quarter of 2023 and the beginning of fiscal year 2023 included cash and cash equivalents that were classified as held for sale of $5.6 million, $4.3 million and $4.0 million, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at July 1, 2023	$112.9	$326.8	$933.8	$(135.5)	$(891.2)	$20.1	$366.9
Net earnings			8.6			0.4	9.0
Other comprehensive loss				(9.0)		(0.2)	(9.2)
Stock-based compensation expense		4.0					4.0
Cash dividends declared ($0.10 per share)			(7.9)				(7.9)
Issuance of treasury shares (2,374 shares)		(0.1)			—		(0.1)
Balance at September 30, 2023	$112.9	$330.7	$934.5	$(144.5)	$(891.2)	$20.3	$362.7

Balance at June 29, 2024	$113.4	$371.6	$817.9	$(149.9)	$(890.9)	$8.3	$270.4
Net earnings			23.6			0.7	24.3
Other comprehensive income (loss)				5.8		(0.4)	5.4
Shares issued, net of shares forfeited under stock incentive plans (46,944 shares)	0.1	(0.3)					(0.2)
Stock-based compensation expense		5.2					5.2
Cash dividends declared ($0.10 per share)			(8.5)				(8.5)
Issuance of treasury shares (2,180 shares)		—			0.1		0.1
Balance at September 28, 2024	$113.5	$376.5	$833.0	$(144.1)	$(890.8)	$8.6	$296.7
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2022	$112.2	$325.4	$907.2	$(132.9)	$(891.3)	$18.4	$339.0
Net earnings (loss)			51.6			(0.2)	51.4
Other comprehensive income (loss)				(11.6)		—	(11.6)
Shares issued, net of shares forfeited under stock incentive plans (731,544 shares)	0.7	(6.5)					(5.8)
Shares issued for stock options exercised, net (6,042 shares)	—	0.1					0.1
Stock-based compensation expense		11.8					11.8
Cash dividends declared ($0.30 per share)			(24.3)				(24.3)
Issuance of treasury shares (6,001 shares)		(0.1)			0.1		—
Capital contribution from noncontrolling interest						$2.1	$2.1
Balance at September 30, 2023	$112.9	$330.7	$934.5	$(144.5)	$(891.2)	$20.3	$362.7

Balance at December 30, 2023	$113.0	$364.0	$834.8	$(142.2)	$(891.0)	$21.4	$300.0
Net earnings (loss)			23.3			2.9	26.2
Other comprehensive loss				(1.9)		(1.0)	(2.9)
Shares issued, net of shares forfeited under stock incentive plans (500,067 shares)	0.5	(2.4)					(1.9)
Stock-based compensation expense		15.0					15.0
Cash dividends declared ($0.30 per share)			(25.1)				(25.1)
Issuance of treasury shares (8,673 shares)		(0.1)			0.2		0.1
Divestiture						(14.7)	(14.7)
Balance at September 28, 2024	$113.5	$376.5	$833.0	$(144.1)	$(890.8)	$8.6	$296.7
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
In the first quarter of 2024, the Company incurred $6.1 million in non-cash impairment charges on the long-lived property, plant and equipment and lease right-of-use assets at the Company’s distribution center in Louisville, Kentucky to adjust the carrying amount of the assets to their estimated fair value. The Louisville distribution center impairment were related to the Company’s transformation activities and actions to consolidate distribution operations. The long-lived assets are not expected to have a fair value after the Company stops using the distribution center.
The Company incurred $3.2 million and $15.6 million, in the second quarters of 2024 and 2023, respectively, in non-cash impairment charges on certain Corporate U.S. and Canada office long-lived property, plant and equipment and right-of-use assets, to adjust the carrying amount of the assets to estimated fair value. The impairment charges were primarily resulting from divestiture activities and consolidation of corporate office space. Fair value was estimated based on the discounted cash flows of estimated rental income from subleases net of estimated expenses.
In the third quarter of 2023, the Company incurred $1.9 million in non-cash impairment charges on certain Sperry® retail store assets where the estimated future cash flows did not support the net book value of the assets.
The following table provides details related to asset impairment charges recorded:

	Quarter Ended		Year-To-Date Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Lease right-of-use assets impairment	$—	$—	$5.9	$12.1
Property, plant and equipment impairment	—	1.9	3.4	5.4
Indefinite-lived trade name impairment (1)	—	38.3	—	38.3
Total impairment	$—	$40.2	$9.3	$55.8
(1) See Note 4 for information related to the Indefinite-lived trade name impairment charge recorded in the third quarter of fiscal 2023.
2.NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASU”) that the Company has not yet adopted. The following is a summary of the new standards and anticipated impact of adopting these new standards.

Standard	Description	Effect on the Financial Statements
ASU 2023-07, Improvements to Reportable Segment Disclosures	Requires entities disclose on an annual and interim basis significant segment expense, including an amount and composition description for other segment items, and how reported measures of profit or loss are used by the chief operating decision maker in assessing segment performance and deciding how to allocate resources. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.
ASU 2023-09, Improvements to Income Tax Disclosures	Requires annual disclosures of prescribed standard categories for the components of the effective tax rate reconciliation, disclosure of income taxes paid disaggregated by jurisdiction, and other income-tax related disclosures. The ASU is effective on a prospective basis, with retrospective application permitted, for fiscal years beginning after December 15, 2024.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.

3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$23.6	$8.6	$23.3	$51.6
Adjustment for earnings allocated to non-vested restricted common stock	(0.8)	(0.2)	(0.9)	(1.2)
Net earnings used in calculating basic and diluted earnings per share	$22.8	$8.4	$22.4	$50.4
Denominator:
Weighted average shares outstanding	80.0	79.5	79.9	79.4
Effect of dilutive stock options	—	—	—	—
Shares used in calculating diluted earnings per share	80.0	79.5	79.9	79.4
Net earnings per share
Basic	$0.28	$0.11	$0.28	$0.64
Diluted	$0.28	$0.11	$0.28	$0.64
For the quarter and year-to-date ended September 28, 2024, 1,563,018 and 1,636,131 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the quarter and year-to-date ended September 30, 2023, 1,964,421 and 2,042,094 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Year-To-Date Ended
(In millions)	September 28, 2024	September 30, 2023
Goodwill balance at beginning of the year	$427.1	$485.0
Sale of business (see Note 18)	—	(20.4)
Foreign currency translation effects	3.4	0.8
Goodwill balance at end of the quarter	$430.5	$465.4
Goodwill balances are net of accumulated impairment charges. Accumulated impairment charges were $48.4 million as of September 28, 2024 and September 30, 2023, and are related to the Sweaty Betty® reporting unit, which is part of the Active segment.
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $179.3 million, $174.1 million, and $237.0 million as of September 28, 2024, December 30, 2023, and September 30, 2023, respectively. The Company conducted an interim impairment assessment as of September 28, 2024 and determined that there were no triggering events indicating impairment of the Company’s goodwill and indefinite-lived intangible assets.
Following the fiscal 2023 annual impairment test, the Company concluded that the estimated fair value of the Sweaty Betty® reporting unit exceeded its carrying value by 5%. The key assumptions used in the valuation were revenue growth, EBITDA margin, and the discount rate. Although the Company believes the estimates and assumptions used in the valuation were appropriate, it is possible that assumptions could change in future periods. The risk of future impairment to the Sweaty Betty® trade name and Sweaty Betty® goodwill depend on key assumptions used in the determination of the trade name's and reporting unit's fair value, such as revenue growth, earnings before interest, taxes, depreciation and amortization margin, discount rate, and assumed tax rate, or if macroeconomic conditions deteriorate and adversely affect the values of the Company's Sweaty Betty® trade name and the Sweaty Betty® reporting unit. A future impairment charge of the Sweaty Betty® trade name and the Sweaty Betty® reporting unit goodwill could have an adverse material effect on the Company's consolidated financial results. The carrying values of the Company’s Sweaty Betty® trade name indefinite-lived intangible asset and the Sweaty Betty® reporting unit goodwill were $104.7 million and $55.8 million, respectively, as of September 28, 2024.

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
The proceeds of the RPA are classified as operating activities in the Company's consolidated condensed statements of cash flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections of the pledged receivables, which have not been sold, are classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $108.1 million and $313.1 million for the quarter and year-to-date ended September 28, 2024, respectively. Total receivables sold under the RPA were $144.7 million and $510.3 million for the quarter and year-to-date ended September 30, 2023, respectively. Total cash collections under the RPA were $105.9 million and $311.7 million in the quarter and year-to-date ended September 28, 2024, respectively. Total cash collections under the RPA were $148.7 million and $521.5 million in the quarter and year-to-date ended September 30, 2023, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
As of the fiscal quarters ended September 28, 2024 and September 30, 2023, the amount sold to the Purchasers under the RPA was $95.4 million and $131.5 million, respectively, which was derecognized from the consolidated condensed balance sheets. As collateral against sold receivables, Rockford ARS maintains a certain level of unsold receivables, which were $56.8 million and $61.5 million as of the fiscal quarters ended September 28, 2024 and September 30, 2023, respectively.
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

	Quarter Ended September 28, 2024			Quarter Ended September 30, 2023
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$217.1	$101.6	$318.7	$225.2	$103.4	$328.6
Work Group	99.8	9.3	109.1	111.4	11.6	123.0
Other	10.9	1.5	12.4	54.5	21.6	76.1
Total Revenue	$327.8	$112.4	$440.2	$391.1	$136.6	$527.7

	Year-To-Date Ended September 28, 2024			Year-To-Date Ended September 30, 2023
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$616.4	$298.0	$914.4	$800.4	$297.4	$1,097.8
Work Group	276.9	27.3	304.2	322.4	32.9	355.3
Other	34.8	6.9	41.7	197.9	65.2	263.1
Total Revenue	$928.1	$332.2	$1,260.3	$1,320.7	$395.5	$1,716.2
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company was due $41.5 million of remaining fixed transaction price under its license agreements as of September 28, 2024, which it expects to recognize per the terms of its contracts over the course of time through December 2028. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
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
The Company’s contract balances are as follows:

(In millions)	September 28, 2024	December 30, 2023	September 30, 2023
Product returns reserve	$8.8	$13.1	$10.8
Customer markdowns reserve	0.5	5.1	4.6
Other sales incentives reserve	2.9	4.2	3.4
Customer rebates liability	11.4	14.7	14.0
Customer advances liability	7.5	6.8	4.9
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
7.DEBT
Total debt consists of the following obligations:

(In millions)	September 28, 2024	December 30, 2023	September 30, 2023
Term Facility, due October 21, 2026	$32.5	$71.7	$182.5
Senior Notes, 4.000% interest, due August 15, 2029	550.0	550.0	550.0
Borrowings under revolving credit agreements	125.0	305.0	370.0
Unamortized deferred financing costs	(4.7)	(5.9)	(6.2)
Total debt	$702.8	$920.8	$1,096.3
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
The Term Facility requires quarterly principal payments with a balloon payment due on October 21, 2026. The scheduled principal payments due under the Term Facility over the next 12 months total $10.0 million as of September 28, 2024 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets. In addition, the Company made payments towards the Term Facility in accordance with disposition proceeds language contained in the Credit Agreement.
The Revolving Facility allowed the Company to borrow up to an aggregate amount of $1.0 billion. The Revolving Facility also includes a $100.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Facility of $7.1 million, $6.6 million and $6.6 million as of September 28, 2024, December 30, 2023 and September 30, 2023, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Facility.

The interest rates applicable to amounts outstanding under Term Facility and to U.S. dollar denominated amounts outstanding under the Revolving Facility are, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Credit Agreement). At September 28, 2024, the Term Facility and the Revolving Facility had a weighted-average interest rate of 6.00%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Senior Credit Facilities also contain certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Senior Credit Facilities require compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Senior Credit Facilities). As of September 28, 2024, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.
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
The Company has a foreign revolving credit facility with aggregate available borrowings of $1.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of September 28, 2024, December 30, 2023 and September 30, 2023.
The Company included in interest expense the amortization of deferred financing costs of $0.9 million and $2.0 million for the quarter and year-to-date ended September 28, 2024, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.6 million and $1.6 million for the quarter and year-to-date ended September 30, 2023, respectively.
8.LEASES
The following is a summary of the Company’s lease cost.

	Quarter Ended		Year-To-Date Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating lease cost	$7.6	$10.0	$24.5	$30.5
Variable lease cost	2.9	3.9	8.8	10.9
Short-term lease cost	0.4	0.7	1.5	2.6
Sublease income	(1.8)	(1.3)	(4.6)	(4.5)
Total lease cost	$9.1	$13.3	$30.2	$39.5
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Quarter Ended		Year-To-Date Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cash paid for operating lease liabilities	$9.2	$10.0	$35.5	$32.6
Operating lease assets obtained in exchange for lease liabilities	8.3	4.2	13.2	9.6
The Company did not enter into any real estate leases with commencement dates subsequent to September 28, 2024.

9.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 538 days, 531 days, and 531 days as of September 28, 2024, December 30, 2023 and September 30, 2023, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity.
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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	September 28, 2024	December 30, 2023	September 30, 2023
Foreign exchange hedge contracts	$258.6	$269.0	$267.8
Interest rate swap	38.0	75.3	109.6
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	September 28, 2024	December 30, 2023	September 30, 2023
Financial assets:
Foreign exchange hedge contracts	$0.2	$—	$4.3
Interest rate swap	0.5	1.8	3.0
Financial liabilities:
Foreign exchange hedge contracts	$(6.1)	$(5.1)	$(0.3)
Foreign exchange hedge contract financial assets are recorded to prepaid expenses and other current assets and financial liabilities are recorded to other accrued liabilities on the consolidated condensed balance sheets. Interest rate swap financial assets are recorded to other assets and financial liabilities are recorded to other liabilities on the consolidated condensed balance sheets.
10.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $5.2 million and $15.0 million, and related income tax benefits of $1.0 million and $2.9 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended September 28, 2024, respectively. The Company recognized compensation expense of $4.0 million and $11.8 million, and related income tax benefits of $0.8 million and $2.3 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended September 30, 2023, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.

The Company granted restricted awards and performance awards as follows:

	Year-To-Date Ended September 28, 2024		Year-To-Date Ended September 30, 2023
(In millions)	Company Shares Issued	Weighted-Average Grant Date Fair Value	Company Shares Issued	Weighted-Average Grant Date Fair Value
Restricted Awards	1,945,347	$8.70	1,412,030	$14.90
Performance Awards	1,241,836	$8.60	680,737	$15.16
11.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended		Year-To-Date Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Service cost pertaining to benefits earned during the period	$0.7	$0.7	$2.1	$2.3
Interest cost on projected benefit obligations	4.5	4.4	13.4	13.3
Expected return on pension assets	(4.9)	(4.6)	(14.7)	(13.9)
Net amortization loss	(0.5)	(0.1)	(1.3)	(0.5)
Net pension expense (income)	$(0.2)	$0.4	$(0.5)	$1.2
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
The Company’s effective tax rates for the quarter and year-to-date ended September 28, 2024 were 17.7% and 21.1%, respectively. The Company’s effective tax rates for the quarter and year-to-date ended September 30, 2023 were 4.6% and 24.5%, respectively. The increase in the effective tax rate between 2024 and 2023 for the quarter-to-date period is due to discrete tax expenses recognized in the current year compared to discrete tax benefits in the prior year period. The decrease in the effective tax rate between 2024 and 2023 for the year-to-date period is primarily driven by lower discrete tax expenses in the current year.
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
The change in accumulated other comprehensive income (loss) during the quarters ended September 28, 2024 and September 30, 2023 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at July 1, 2023	$(125.0)	$(8.5)		$(2.0)		$(135.5)
Other comprehensive income (loss) before reclassifications (1)	(13.1)	8.9		—		(4.2)
Amounts reclassified from accumulated other comprehensive loss	—	(6.1)	(2)	(0.1)	(3)	(6.2)
Income tax expense	—	1.4		—		1.4
Net reclassifications	—	(4.7)		(0.1)		(4.8)
Net current-period other comprehensive income (loss) (1)	(13.1)	4.2		(0.1)		(9.0)
Balance at September 30, 2023	$(138.1)	$(4.3)		$(2.1)		$(144.5)

Balance at June 29, 2024	$(127.0)	$(13.4)		$(9.5)		$(149.9)
Other comprehensive income (loss) before reclassifications (1)	12.8	(6.2)		—		6.6
Amounts reclassified from accumulated other comprehensive loss	—	(0.7)	(2)	(0.5)	(3)	(1.2)
Income tax expense	—	0.2		0.2		0.4
Net reclassifications	—	(0.5)		(0.3)		(0.8)
Net current-period other comprehensive income (loss) (1)	12.8	(6.7)		(0.3)		5.8
Balance at September 28, 2024	$(114.2)	$(20.1)		$(9.8)		$(144.1)
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

The change in accumulated other comprehensive income (loss) during the year-to-date periods ended September 28, 2024 and September 30, 2023 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at December 31, 2022	$(133.1)	$1.9		$(1.7)		$(132.9)
Other comprehensive income (loss) before reclassifications (1)	(9.2)	6.0		—		(3.2)
Amounts reclassified from accumulated other comprehensive income (loss)	4.2	(16.2)	(2)	(0.5)	(3)	(12.5)
Income tax expense	—	4.0		0.1		4.1
Net reclassifications	4.2	(12.2)		(0.4)		(8.4)
Net current-period other comprehensive income (loss) (1)	(5.0)	(6.2)		(0.4)		(11.6)
Balance at September 30, 2023	$(138.1)	$(4.3)		$(2.1)		$(144.5)

Balance at December 30, 2023	$(116.3)	$(17.1)		$(8.8)		$(142.2)
Other comprehensive income (loss) before reclassifications (1)	1.9	(0.3)		—		1.6
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	(3.6)	(2)	(1.3)	(3)	(4.7)
Income tax expense	—	0.9		0.3		1.2
Net reclassifications	0.2	(2.7)		(1.0)		(3.5)
Net current-period other comprehensive income (loss) (1)	2.1	(3.0)		(1.0)		(1.9)
Balance at September 28, 2024	$(114.2)	$(20.1)		$(9.8)		$(144.1)
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	September 28, 2024	December 30, 2023	September 30, 2023
Financial assets:
Derivatives	$0.7	$1.8	$7.3
Financial liabilities:
Derivatives	$(6.1)	$(5.1)	$(0.3)
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

(In millions)	September 28, 2024	December 30, 2023	September 30, 2023
Carrying value	$702.8	$920.8	$1,096.3
Fair value	641.4	813.3	971.9
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
For certain of the Litigation Matters described above, and as a result of developments during the first three quarters of 2024, the Company increased its accrual by $6.0 million. The Company made no payments in connection with the Litigation Matters described above during the first three quarters of 2024. As of September 28, 2024, the Company had recorded liabilities of $11.1 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities and other liabilities in the consolidated condensed balance sheets.
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

Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Year-To-Date Ended
(In millions)	September 28, 2024	September 30, 2023
Remediation liability at beginning of the year	$57.9	$74.1
Changes in estimate	5.2	(21.0)
Amounts paid	(22.5)	(9.5)
Remediation liability at the end of the quarter	$40.6	$43.6
The reserve balance as of September 28, 2024 includes $18.8 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $21.8 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to September 28, 2024 are as follows:

(In millions)	2024	2025	2026	2027	2028	Thereafter
Minimum royalties	$0.2	$—	$—	$—	$—	$—
Minimum advertising	—	3.0	3.1	3.2	3.3	—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.5 million and $1.1 million for the quarter and year-to-date ended September 28, 2024, respectively. For the quarter and year-to-date ended September 30, 2023, the Company incurred royalty expense in accordance with these agreements of $0.5 million and $1.2 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.5 million and $3.7 million for the quarter and year-to-date ended September 28, 2024, respectively. For the quarter and year-to-date ended September 30, 2023, the Company incurred advertising expense in accordance with these agreements of $1.3 million and $5.0 million, respectively.
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

	Quarter Ended		Year-to-Date Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue:
Active Group	$318.7	$328.6	$914.4	$1,097.8
Work Group	109.1	123.0	304.2	355.3
Other	12.4	76.1	41.7	263.1
Total	$440.2	$527.7	$1,260.3	$1,716.2
Segment operating profit (loss):
Active Group	$53.3	$32.7	$131.6	$124.6
Work Group	16.3	15.4	43.6	45.7
Other	8.3	8.2	20.7	27.9
Corporate	(42.7)	(29.0)	(134.7)	(79.5)
Operating profit	35.2	27.3	61.2	118.7
Interest expense, net	9.6	15.5	33.5	47.4
Other expense (income), net	(3.8)	2.4	(5.4)	3.2
Earnings before income taxes	$29.4	$9.4	$33.1	$68.1

(In millions)	September 28, 2024	December 30, 2023	September 30, 2023
Total assets:
Active Group	$1,106.7	$1,183.9	$1,270.0
Work Group	290.5	288.4	322.4
Other	85.4	250.8	401.0
Corporate	276.1	339.7	237.9
Total	$1,758.7	$2,062.8	$2,231.3
Goodwill:
Active Group	$320.4	$317.7	$314.9
Work Group	61.0	60.3	59.8
Other	49.1	49.1	90.7
Total	$430.5	$427.1	$465.4

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
The following is a summary of these VIEs’ assets and liabilities included in the Company’s consolidated condensed balance sheets.

(In millions)	December 30, 2023	September 30, 2023
Cash	$—	$4.1
Accounts receivable	—	8.4
Inventory	—	36.1
Other current assets	—	4.0
Noncurrent assets	—	0.9
Assets held for sale	51.6	—
Total assets	$51.6	$53.5

Current liabilities	$—	$11.8
Noncurrent liabilities	—	0.1
Liabilities held for sale	15.4	—
Total liabilities	$15.4	$11.9

Nonconsolidated VIEs
The Company also had equity interests in two Merrell® and Saucony® joint ventures that marketed the Company’s Merrell® and Saucony® footwear and apparel products in China that were VIEs that are not consolidated as the Company did not have the power to direct the most significant activities that impact the VIEs' economic performance. The following is a summary of carrying amounts of assets included in the Company’s consolidated condensed balance sheets as of December 30, 2023 and September 30, 2023, respectively, related to VIEs for which the Company was not the primary beneficiary.
The following is a summary of the carrying amounts of assets included in the Company’s consolidated condensed balance sheets.

(In millions)	December 30, 2023	September 30, 2023
Equity method investments (1)	$—	$7.9
(1) Equity method investments are included in “Other Assets” on the consolidated condensed balance sheets.

Related Party Transactions
In the normal course of business, the Company entered into transactions with related party equity affiliates. Related party transactions consist of the sale of goods, made at arm’s length, and other arrangements. For the quarter and year-to-date ended September 30, 2023, the Company recognized net sales to equity affiliates totaling $16.8 million and $41.1 million, respectively. The Company did not recognize any sales to equity affiliates for the quarter and year-to-date ended September 28, 2024.
The following table summarizes related party transactions included in the consolidated condensed balance sheets.

(In millions)	December 30, 2023	September 30, 2023
Accounts receivable due from related parties	$15.4	$8.4
Long term liabilities due to related parties	1.4	—

18. DIVESTITURES AND ASSETS AND LIABILITIES HELD FOR SALE
Sale-Leaseback of Courtland Drive Facility
On September 17, 2024, the Company completed a sale and leaseback transaction with an independent third party for the land, building and related fixed assets of the Company’s Courtland Drive facility located in Rockford, Michigan for a sale price of $10.5 million. The independent third party leased back the facility to the Company under a seven-year lease agreement, which includes a five-year renewal option. The transaction qualifies for sales recognition under the sale leaseback accounting requirements, and the Company recorded a gain of $8.5 million in the third quarter of 2024.
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
Divestiture of Merrell® and Saucony® China Joint Venture Entities
On December 17, 2023, the Company and Xtep entered into a Purchase Agreement pursuant to which Xtep agreed to purchase the Company’s equity interest in the Merrell and Saucony joint venture entities that sourced and marketed Merrell® and Saucony® footwear and apparel products in China (Saucony Brand Operations Ltd., Saucony Distribution Operations Ltd., Merrell Brand Operations Ltd. and Merrell Distribution Operations Ltd.), transitioning the business from a joint venture model to a license and distribution rights model under which Xtep will exclusively carry out the development, marketing and distribution of footwear, apparel and accessories for the Saucony and Merrell brands in China. The sale was effective January 1, 2024, in accordance with the terms and conditions of the Purchase Agreement and the purchase price was $22.0 million in cash. As of December 30, 2023, the Company recognized an impairment charge of $1.8 million. In determining the amount of the impairment loss for the assets of this transaction during the fourth quarter of 2023, the Company included $0.8 million of accumulated foreign currency translation losses, which were classified within AOCI.
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
Sale-Leaseback of Louisville Distribution Facility
On December 28, 2023, the Company completed a sale and leaseback transaction with an independent third party for the land, building and related fixed assets of the Company’s distribution center located in Louisville, Kentucky for a sale price of $23.5 million. The distribution center was leased back to the Company under a two-year lease agreement, which includes a one year renewal option. The transaction qualifies for sales recognition under the sale leaseback accounting requirements and the Company recorded a gain of $12.6 million in the fourth quarter of 2023.
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
Assets and Liabilities Held for Sale
The Sperry® business and the Merrell® and Saucony® China joint venture entities met the criteria to be classified as held for sale as of December 30, 2023, and therefore the Company reclassified the related assets and liabilities as held for sale on the consolidated condensed balance sheets as of December 30, 2023.
The performance leathers business met the criteria to be classified as held for sale as of September 30, 2023, and therefore the Company reclassified the related assets and liabilities as held for sale on the consolidated condensed balance sheets as of September 30, 2023.

The following is a summary of the major categories of assets and liabilities that have been classified as held for sale on the consolidated condensed balance sheets:

(In millions)	December 30, 2023	September 30, 2023
Cash and cash equivalents	$5.6	$4.3
Accounts receivables, net	15.4	3.0
Inventories	83.3	8.8
Other current assets	2.9	—
Property, plant and equipment, net	3.8	—
Lease right-of-use assets	7.6	—
Goodwill	43.0	—
Indefinite-lived intangibles	67.0	—
Amortizable intangibles, net	21.0	—
Other assets	7.8	—
Impairment of carrying value	(96.8)	—
Total assets held for sale	$160.6	$16.1

Accounts payable	$4.8	$2.8
Lease liabilities	9.0	—
Accrued liabilities	9.0	0.3
Other liabilities	1.4	—
Total liabilities held for sale	$24.2	$3.1

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
The Company’s brands are marketed in approximately 170 countries and territories at September 28, 2024, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At September 28, 2024, the Company operated 120 retail stores in the U.S., Europe and Canada and 39 direct-to-consumer eCommerce sites.
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
2024 FINANCIAL OVERVIEW
•Revenue was $440.2 million for the third quarter of 2024, representing a decrease of 16.6% compared to the third quarter of 2023.
•Gross margin was 45.3% in the third quarter of 2024 compared to 40.8% in the third quarter of 2023.
•The effective tax rates in the third quarters of 2024 and 2023 were 17.7% and 4.6%, respectively.
•Diluted earnings per share for the third quarter of 2024 were $0.28 per share compared to diluted earnings per share of $0.11 per share for the third quarter of 2023.
•The Company declared cash dividends of $0.10 per share in the third quarters of both 2024 and 2023.
•Cash flow provided by operating activities was $97.7 million for the first three quarters of 2024 compared to cash flow provided by operating activities of $7.0 million for the first three quarters of 2023.
•Compared to the third quarter of 2023, inventory as of the third quarter of 2024 decreased $278.3 million, or 49.4%.

RESULTS OF OPERATIONS

	Quarter Ended			Year-To-Date Ended
(In millions, except per share data)	September 28, 2024	September 30, 2023	Percent Change	September 28, 2024	September 30, 2023	Percent Change
Revenue	$440.2	$527.7	(16.6)%	$1,260.3	$1,716.2	(26.6)%
Cost of goods sold	241.0	312.3	(22.8)%	696.5	1,036.7	(32.8)%
Gross profit	199.2	215.4	(7.5)%	563.8	679.5	(17.0)%
Selling, general and administrative expenses	171.2	203.3	(15.8)%	514.6	610.8	(15.7)%
Gain on sale of businesses, trademarks, and long-lived assets	(8.5)	(57.7)	85.3%	(8.5)	(77.8)	89.1%
Impairment of long-lived assets	—	40.2	(100.0)%	9.3	55.8	(83.3)%
Environmental and other related costs (income), net of recoveries	1.3	2.3	(43.5)%	(12.8)	(28.0)	54.3%
Operating profit	35.2	27.3	28.9%	61.2	118.7	(48.4)%
Interest expense, net	9.6	15.5	(38.1)%	33.5	47.4	(29.3)%
Other expense (income), net	(3.8)	2.4	(258.3)%	(5.4)	3.2	(268.8)%
Earnings before income taxes	29.4	9.4	212.8%	33.1	68.1	(51.4)%
Income tax expense	5.1	0.4	*	6.9	16.7	(58.7)%
Net earnings	24.3	9.0	170.0%	26.2	51.4	(49.0)%
Less: net earnings (loss) attributable to noncontrolling interests	0.7	0.4	75.0%	2.9	(0.2)	*
Net earnings attributable to Wolverine World Wide, Inc.	$23.6	$8.6	174.4%	$23.3	$51.6	(54.8)%
Diluted earnings per share	$0.28	$0.11	154.5%	$0.28	$0.64	(56.3)%
* Percentage change not meaningful
REVENUE
Revenue was $440.2 million for the third quarter of 2024, representing a decrease of $87.5 million compared to the third quarter of 2023. The change in revenue reflected a $9.9 million, or 3.0%, decrease from the Active Group, a $13.9 million, or 11.3%, decrease from the Work Group, and a $63.7 million, or 83.7%, decrease from Other. The Active Group’s revenue decrease was primarily driven by a decrease of $11.5 million from Saucony® and $2.0 million from Chaco® partially offset by an increase of $2.2 million from Merrell® and $1.4 million from Sweaty Betty®. The Work Group’s revenue decrease was primarily driven by a decrease of $6.9 million from Wolverine®, $4.6 million from Cat®, and $0.9 million from Bates®. The decrease in Other revenue was primarily driven by a decrease in revenue from businesses that were sold in 2023 and 2024 and the licensing of the Hush Puppies® business, which includes decreases of $45.8 million from Sperry®, $8.2 million from the performance leathers business and $7.7 million from Hush Puppies®. Changes in foreign exchange rates increased revenue by $1.9 million during the third quarter of 2024. Direct-to-consumer revenue decreased during the third quarter of 2024 by $24.2 million, or 17.7%, compared to the third quarter of 2023.
Revenue was $1,260.3 million for the first three quarters of 2024, representing a decrease of $455.9 million compared to the first three quarters of 2023. The change in revenue reflected a $183.4 million, or 16.7%, decrease from the Active Group, a $51.1 million, or 14.4%, decrease from the Work Group, and a $221.4 million, or 84.2%, decrease from Other. The Active Group’s revenue decrease was primarily driven by a decrease of $83.8 million from Saucony®, $79.0 million from Merrell®, and $19.7 million from Chaco®. The Work Group’s revenue decrease was primarily driven by a decrease of $18.7 million from Wolverine®, $18.7 million from Cat®, $6.4 million from HYTEST®, $4.0 million from Harley-Davidson® and $3.3 million from Bates®. The decrease in Other revenue was primarily driven by a decrease in revenue from businesses that were sold in 2023 and 2024 and the licensing of the Hush Puppies® business, which includes decreases of $162.0 million from Sperry®, $31.5 million from the performance leathers business, $24.1 million from Hush Puppies® and $6.5 million from Keds®. Changes in foreign exchange rates increased revenue by $4.3 million during the first three quarters of 2024. Direct-to-consumer revenue decreased during the first three quarters of 2024 by $63.3 million, or 16.0%, compared to the first three quarters of 2023.
GROSS MARGIN
Gross margin was 45.3% in the third quarter of 2024 compared to 40.8% in the third quarter of 2023. The gross margin increase in the third quarter was primarily driven by less end-of-life inventory sales and lower supply chain costs.

Gross margin was 44.7% in the first three quarters of 2024 compared to 39.6% during the first three quarters of 2023. The gross margin increase in the first three quarters of 2024 was primarily driven by favorable distribution channel mix, less end-of-life inventory sales, lower supply chain costs and lower product costs.
OPERATING EXPENSES
Operating expenses decreased $24.1 million, from $188.1 million in the third quarter of 2023 to $164.0 million in the third quarter of 2024. The decrease was primarily driven by lower impairment of long-lived and intangible assets ($40.2 million), lower selling costs ($12.6 million), lower advertising costs ($7.3 million), lower distribution costs ($7.2 million), lower general and administrative costs ($6.5 million), lower reorganization costs ($3.7 million), lower product development costs ($1.7 million), and lower environmental and other related costs, net of insurance recoveries ($1.0 million), partially offset by lower gains on the sale of businesses, trademarks, and intangible assets ($49.2 million) and higher incentive compensation costs ($8.2 million). Environmental and other related costs were $2.2 million and $2.3 million in the third quarter of 2024 and 2023, respectively.
Operating expenses decreased $58.2 million, from $560.8 million in the first three quarters of 2023 to $502.6 million in the first three quarters of 2024. The decrease was primarily driven by lower impairment of long-lived and intangible assets ($46.5 million), lower selling costs ($35.2 million), lower advertising costs ($27.5 million), lower general and administrative costs ($27.0 million), lower distribution costs ($20.7 million), and lower product development costs ($5.9 million), partially offset by lower gains on the sale of businesses, trademarks, and intangible assets ($69.3 million), higher incentive compensation costs ($17.0 million), higher environmental and other related costs, net of insurance recoveries ($15.2 million), and higher reorganization costs ($4.3 million). Environmental and other related costs were $15.0 million and $6.0 million in the first three quarters of 2024 and 2023, respectively.
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $9.6 million in the third quarter of 2024 compared to $15.5 million in the third quarter of 2023. Net interest expense was $33.5 million in the first three quarters of 2024 compared to $47.4 million in the first three quarters of 2023. The decrease in interest expense for both the quarter-to-date and year-to-date periods is due to lower average principal balances of variable rate debt and lower weighted average interest rates on variable rate debt.
Other income was $3.8 million in the third quarter of 2024, compared to other expense of $2.4 million in the third quarter of 2023. Other income was $5.4 million in the first three quarters of 2024, compared to other expense of $3.2 million in the first three quarters of 2023.
The effective tax rates in the third quarter of 2024 and 2023 were 17.7% and 4.6%, respectively. The effective tax rates in the first three quarters of 2024 and 2023 were 21.1% and 24.5%, respectively. The increase in the effective tax rate between 2024 and 2023 for the quarter-to-date period is due to discrete tax expenses recognized in the current year compared to discrete tax benefits in the prior year period. The decrease in the effective tax rate between 2024 and 2023 for the year-to-date period is primarily driven by lower discrete tax expenses in the current year.
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

The reportable segment results are as follows:

	Quarter Ended				Year-To-Date Ended
(In millions)	September 28, 2024	September 30, 2023	Change	Percent Change	September 28, 2024	September 30, 2023	Change	Percent Change
REVENUE
Active Group	$318.7	$328.6	$(9.9)	(3.0)%	$914.4	$1,097.8	$(183.4)	(16.7)%
Work Group	109.1	123.0	(13.9)	(11.3)%	304.2	355.3	(51.1)	(14.4)%
Other	12.4	76.1	(63.7)	(83.7)%	41.7	263.1	(221.4)	(84.2)%
Total	$440.2	$527.7	$(87.5)	(16.6)%	$1,260.3	$1,716.2	$(455.9)	(26.6)%
OPERATING PROFIT (LOSS)
Active Group	$53.3	$32.7	$20.6	63.0%	$131.6	$124.6	$7.0	5.6%
Work Group	16.3	15.4	0.9	5.8%	43.6	45.7	(2.1)	(4.6)%
Other	8.3	8.2	0.1	1.2%	20.7	27.9	(7.2)	(25.8)%
Corporate	(42.7)	(29.0)	(13.7)	(47.2)%	(134.7)	(79.5)	(55.2)	(69.4)%
Total	$35.2	$27.3	$7.9	28.9%	$61.2	$118.7	$(57.5)	(48.4)%
Further information regarding the reportable segments can be found in Note 16 to the consolidated condensed financial statements.
Active Group
The Active Group’s revenue decreased $9.9 million, or 3.0%, in the third quarter of 2024 compared to the third quarter of 2023. The revenue decrease was primarily driven by decreases of $11.5 million from Saucony® and $2.0 million from Chaco®, partially offset by increases of $2.2 million from Merrell® and $1.4 million from Sweaty Betty®. The Saucony® decrease was primarily driven by the divestiture of the China joint venture entity, effective January 1, 2024 and lower Saucony® kids revenue resulting from licensing the brand in the United States and Canada starting in the second quarter of 2024. The Chaco® decrease was primarily due to softer consumer demand. The Merrell® increase was primarily due to new products including Moab Speed and Speed Strike partially offset by lower Merrell® kids revenue resulting from licensing the brand in the United States and Canada starting in the second quarter of 2024. The Sweaty Betty® increase was primarily driven by U.K. market customer growth and foreign exchange benefits, partially offset by declines in the U.S. direct-to-consumer and wholesale channels.
The Active Group’s revenue decreased $183.4 million, or 16.7%, in the first three quarters of 2024 compared to the first three quarters of 2023. The revenue decrease was primarily driven by decreases of $83.8 million from Saucony®, $79.0 million from Merrell®, and $19.7 million from Chaco®. The Saucony® decrease was primarily driven by lower end of life inventory sales compared to the prior year, the divestiture of the China joint venture entity, effective January 1, 2024, and lower Saucony® kids revenue resulting from licensing the brand in the United States and Canada starting in the second quarter of 2024. The Merrell® decrease was primarily due to lower end of life inventory sales compared to the prior year, softer consumer demand in the U.S. wholesale and International channels and lower Merrell® kids revenue resulting from licensing the brand in the United States and Canada starting in the second quarter of 2024. The Chaco® decrease was primarily due to lower closeout and end of life inventory sales compared to the prior year and softer consumer demand.
The Active Group’s operating profit increased $20.6 million, or 63.0%, in the third quarter of 2024 compared to the third quarter of 2023. The operating profit increase was due to a 320 basis point increase in gross margin and a $14.5 million decrease in selling, general and administrative expenses, partially offset by revenue decreases. The Active Group’s operating profit increased $7.0 million, or 5.6%, in the first three quarters of 2024 compared to the first three quarters of 2023. The operating profit increase was due to a 420 basis point increase in gross margin and a $45.3 million decrease in selling, general and administrative expenses, partially offset by revenue decreases. The increase in gross margin in the current year period was due to decreased closeout sales, lower product costs, and lower supply chain costs. The decrease in selling, general and administrative expenses in the current year periods was primarily due to lower advertising costs, selling expenses and distribution costs.
Work Group
The Work Group’s revenue decreased $13.9 million, or 11.3%, during the third quarter of 2024 compared to the third quarter of 2023. The revenue decrease was primarily driven by decreases of $6.9 million from Wolverine®, $4.6 million from Cat®, and $0.9 million from Bates®. The Work Group’s revenue decreased $51.1 million, or 14.4%, during the first three quarters of 2024 compared to the first three quarters of 2023. The revenue decrease was primarily driven by decreases of $18.7 million from Wolverine®, $18.7 million from Cat®, $6.4 million from HYTEST®, $4.0 million from Harley-Davidson® and $3.3 million from Bates®. The Wolverine® decrease was primarily due to softer consumer demand in the U.S. wholesale channel, inventory shortages resulting from supply chain constraints, and lower closeout sales compared to the prior year. The Cat® decrease was primarily due to timing of shipments in the U.S. and international channels, lower closeout sales versus the prior year and softer consumer demand in the international wholesale and direct-to-consumer channels. The HYTEST® decrease was primarily due to lower closeout sales compared to the prior year. The Harley-Davidson® decrease was primarily due to declines in top dealer accounts. The Bates® decrease was primarily due to softer consumer demand in the U.S. direct-to-consumer channels, high inventory levels at certain retail customers, and lower closeout sales versus the prior year.
The Work Group’s operating profit increased $0.9 million, or 5.8%, in the third quarter of 2024 compared to the third quarter of 2023. The operating profit increase was due to a 140 basis point increase in gross margin and a $4.2 million decrease in selling, general and administrative expenses, partially offset by revenue decreases. The Work Group’s operating profit decreased $2.1 million, or 4.6%, in the first three quarters of 2024 compared to the first three quarters of 2023. The operating profit decrease was due to revenue decreases, partially offset by a 190 basis point increase in gross margin and a $9.5 million decrease in selling, general and administrative expenses. The increase in gross margin in the current year periods was due to decreased closeout sales, product mix and favorable average selling price. The decrease in selling, general and administrative expenses in the current year periods was primarily due to lower advertising costs and selling expenses.
Other
The Other category’s revenue decreased $63.7 million, or 83.7%, in the third quarter of 2024 compared to the third quarter of 2023. The revenue decrease was primarily driven by decreases of $45.8 million from Sperry®, $8.2 million from the performance leathers business and $7.7 million from Hush Puppies®. The Other category’s revenue decreased $221.4 million, or 84.2%, in the first three quarters of 2024 compared to the first three quarters of 2023. The revenue decrease was primarily driven by decreases of $162.0 million from Sperry®, $31.5 million from the performance leathers business, $24.1 million from Hush Puppies® and $6.5 million from Keds®. The Sperry® decrease is due to the divestiture of the business effective January 10, 2024. The performance leathers business decrease is due to the divestiture of the U.S. leathers business, effective August 23, 2023 and the Asia-based leathers business, effective December 28, 2023. The Hush Puppies® decrease is due to the licensing of the brand in the United States and Canada starting in the third quarter of 2023. The Keds® decrease is due to the divestiture of the business, effective February 4, 2023.
Other operating profit increased $0.1 million, or 1.2%, in the third quarter of 2024 compared to the third quarter of 2023. The operating profit increase was due to a $21.1 million decrease in selling, general and administrative costs, partially offset by revenue decreases. Other operating profit decreased $7.2 million, or 25.8%, in the first three quarters of 2024 compared to the first three quarters of 2023. The operating profit decrease was due to revenue decreases, partially offset by a $71.0 million decrease in selling, general and administrative costs. The decrease in selling, general and administrative expenses in the current year period was primarily due to the divestiture of the Sperry® business, performance leathers business, and Keds® business, along with the licensing of the Hush Puppies® business.
Corporate
Corporate expenses increased $13.7 million in the third quarter of 2024 compared to the third quarter of 2023, primarily due to lower gains on the sale of businesses, trademarks, and intangible assets ($49.2 million) and higher incentive compensation costs ($6.4 million) and higher corporate general and administrative costs ($4.1 million), partially offset by lower impairment of long-lived and intangible assets ($40.2 million), lower reorganization activities ($3.7 million), lower employee costs ($2.6 million) and lower environmental and other related costs ($1.0 million).
Corporate expenses increased $55.2 million in the first three quarters of 2024 compared to the first three quarters of 2023, primarily due to lower gains on the sale of businesses, trademarks, and intangible assets ($69.3 million), higher incentive compensation costs ($16.2 million), higher environmental and other related costs ($15.2 million), and higher reorganization costs ($4.3 million), partially offset by lower impairment of long-lived and intangible assets ($46.5 million) and lower employee costs ($6.0 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	September 28, 2024	December 30, 2023	September 30, 2023
Cash and cash equivalents (1)	$140.2	$184.6	$164.7
Debt	702.8	920.8	1,096.3
Available revolving credit facility (2)	867.9	688.4	623.4
(1)Cash and cash equivalents at December 30, 2023 and September 30, 2023 includes $5.6 million and $4.3 million, respectively, of cash and cash equivalents that are classified as held for sale that are not included in cash and cash equivalents in the consolidated condensed balance sheets.

(2)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.
Liquidity
Cash and cash equivalents of $140.2 million as of September 28, 2024 were $24.5 million lower compared to September 30, 2023. The decrease is due primarily to repayments less borrowings of debt of $395.0 million, cash dividends paid of $32.5 million, and additions to property, plant and equipment of $8.3 million, partially offset by cash provided by operating activities of $212.5 million, proceeds from divestitures of $155.3 million, contributions from noncontrolling interests of $29.1 million, proceeds from company-owned life insurance policy liquidations of $7.9 million and financing proceeds from company-owned life insurance policies of $7.0 million. The Company had $867.9 million of borrowing capacity available under the revolving facility as of September 28, 2024. Cash and cash equivalents located in foreign jurisdictions totaled $130.1 million as of September 28, 2024.
Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends and for general corporate purposes.
The Company did not repurchase shares during the first three quarters of both 2024 and 2023.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of September 28, 2024, the Company had a reserve of $40.6 million, of which $18.8 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities, and the remaining $21.8 million is recorded in other liabilities and is expected to be paid over the course of up to 25 years. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.
Financing Arrangements
The Company’s Credit Agreement provides for a term loan A facility (the “Term Facility”) and for a revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facilities”). The maturity date of the loans under the Senior Credit Facilities is October 21, 2026. The Credit Agreement provides for a debt capacity of up to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $2.0 billion unless certain specified conditions set forth in the Credit Agreement are met. The Revolving Facility allowed the Company to borrow up to an aggregate amount of $1.0 billion.
The Company’s $550.0 million 4.0% senior notes issued on August 26, 2021 are due on August 15, 2029. Related interest payments are due semi-annually. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
As of September 28, 2024, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at September 28, 2024 totaled $702.8 million compared to $920.8 million at December 30, 2023. The reduced debt position primarily resulted from repayments of debt using net cash provided by operating activities and proceeds received from the sale of the Sperry® business and Courtland Drive facility.

Cash Flows
The following table summarizes cash flow activities:

	Year-To-Date Ended
(In millions)	September 28, 2024	September 30, 2023
Net cash provided by operating activities	$97.7	$7.0
Net cash provided by investing activities	95.1	116.2
Net cash used in financing activities	(238.6)	(91.5)
Additions to property, plant and equipment	(12.2)	(18.5)
Depreciation and amortization	19.4	26.3
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first three quarters of 2024, a decrease in net working capital represented a source of cash of $31.8 million. Working capital balances were favorably impacted by a decrease in inventories of $87.2 million and an increase in accounts payable of $22.3 million, partially offset by a decrease in other operating liabilities of $46.7 million, an increase in other operating assets of $15.4 million, an increase in accounts receivable of $10.8 million and a decrease in income taxes payable of $4.8 million. Operating cash flows included depreciation and amortization expense adjustment of $19.4 million, impairment of long-lived assets of $9.3 million, stock-based compensation expense adjustment of $15.0 million, environmental and other related costs, net of cash payments and recoveries received cash outflow of $10.1 million, gain on sale of business of $8.5 million, and deferred income taxes of $23.5 million.
Investing Activities
The Company made capital expenditures of $12.2 million and $18.5 million in the first three quarters of 2024 and 2023, respectively, for corporate headquarters improvements, eCommerce sites, distribution operations improvements and information systems and technology. The current year investing activity includes proceeds from divestitures of $102.4 million.
Financing Activities
The current year activity includes net payments under the Revolving Facility of $180.0 million. The Company paid $39.2 million and $7.5 million in principal payments associated with its financing arrangements during the first three quarters of 2024 and 2023, respectively. The Company paid $2.0 million and $5.8 million during the first three quarters of 2024 and 2023, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans. The Company did not repurchase shares in the first three quarters of 2024 or 2023.
The Company declared cash dividends of $0.30 per share during the first three quarters of 2024 and 2023. Dividends paid in the first three quarters of 2024 and 2023 totaled $24.4 million and $24.5 million, respectively. A quarterly dividend of $0.10 per share was declared on October 30, 2024 to shareholders of record on January 2, 2025.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of September 28, 2024 and September 30, 2023, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $258.6 million and $267.8 million, respectively, with maturities ranging up to 538 and 531 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of September 28, 2024, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $1.9 million from their value as of December 30, 2023. As of September 30, 2023, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $9.2 million from their value as of December 31, 2022.
The Company is exposed to interest rate changes primarily as a result of interest expense on the term loan borrowings and any borrowings under the Revolving Facility. The Company’s total variable-rate debt was $157.5 million at September 28, 2024 and the Company held a forward-dated interest rate swap agreement, denominated in U.S. dollars, that effectively converts $38.0 million of this amount to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4.    Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the third quarter of 2024.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 7 (June 30, 2024 to August 3, 2024)
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	22,826	14.49	—
Period 8 (August 4, 2024 to August 31, 2024)
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	—	—	—
Period 9 (September 1, 2024 to September 28, 2024)
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	—	—	—
Total for the Third Quarter Ended September 28, 2024
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	22,826	14.49	—
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
ITEM 5.    Other Information
(c) During the quarter ended September 28, 2024, no director or Section 16 officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, in each case, as defined in Item 408(a) of Regulation S-K.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income; (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

November 7, 2024	/s/ Christopher E. Hufnagel
Date	Christopher E. Hufnagel President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory for Registrant)

November 7, 2024	/s/ Taryn L. Miller
Date	Taryn L. Miller Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)