Form 10-K
period 2024-12-28
WOLVERINE WORLD WIDE INC /DE/
filed 2025-02-20
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter: $1,056,116,428. Number of shares outstanding of the registrant’s Common Stock, $1 par value as of February 7, 2025: 80,371,566.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting expected to be held May 1, 2025 are incorporated by reference into Part III of this report.

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
•foreign currency exchange rate fluctuations and currency restrictions;
•supply chain and capacity constraints, production and distribution disruptions, including service interruptions at shipping and receiving ports, reduction in operating hours, labor shortages, and facility closures resulting in production delays at the Company’s manufacturers, quality issues, price increases or other risks associated with foreign sourcing;
•the cost, including the effect of inflationary pressures and availability of raw materials, inventories, services and labor for contract manufacturers;
•changes in relationships with, including the loss of, significant wholesale customers;
•risks related to the significant investment in, and performance of, the Company’s direct-to-consumer operations;
•risks related to expansion into new markets and complementary product categories;
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
•legal compliance and litigation risks, including with respect to federal, state and local laws and regulations relating to the protection of the environment, environmental remediation and other related costs, and environmental effects on human health;
•risks of breach of the Company’s databases or other systems, or those of its vendors, which contain certain personal information, payment card data or proprietary information, due to cyberattack or other similar events;
•strategic actions, including new initiatives and ventures, acquisitions and dispositions, and the Company’s success in integrating acquired businesses, including Sweaty Betty®;
•risks related to stockholder activism;
•the risk of impairment to goodwill and other intangibles;
•the success of the Company's restructuring and realignment initiatives undertaken from time to time; and
•changes in future pension funding requirements and pension expenses.
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
The Company’s products generally feature contemporary styling with proprietary technologies designed to provide maximum comfort and performance. The Company believes that its primary competitive advantages are its well-recognized brand names, patented proprietary designs, diverse product offerings and comfort technologies, wide range of distribution channels and diversified manufacturing and sourcing base. The Company combines quality materials and skilled workmanship to produce footwear according to its specifications at third-party manufacturing facilities. The Company’s products are sold at various price points targeting a wide range of consumers of casual, work, outdoor and athletic footwear and apparel.
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
1.Active Group
Merrell®: Merrell® believes in sharing the simple power of being outside. After over 40 years, with a persistent focus on innovation, design and testing, Merrell® has become a global leader in hiking footwear, with a rapidly growing following in trail running and lifestyle. All of this is fueled by a desire to build a world where everyone can safely enjoy the benefits of being outdoors. Merrell® can be found across the globe, on Merrell.com, in key outdoor and sporting goods retail stores and in Company owned Merrell® stores.
Saucony®: Saucony® is a leading purpose-driven performance running lifestyle brand with roots dating back to 1898. Saucony® targets both elite and casual runners through award-winning design, innovation and performance technology. The brand is focused on meeting the functional biomechanical needs of runners while delivering on their emotional style needs as well. Widely recognized for award-winning technologies, Saucony® innovations include INCREDIRun foam, a revolutionary TPEE compound engineered to provide exceptional efficiency; PWRRUN™ PB, a beaded superfoam that delivers high-performance energy return; PWRRUN+™ a cushioning foam for a plush ride; and SPEEDROLL™ Technology, a blend of premium foam and forward geometry to promote a faster transition. Saucony® offers five categories of performance footwear products; Competition, Road, Trail, Train and Walking; as well as the Originals lifestyle footwear inspired by Saucony® products of the 1970's to 2000's. Saucony® also offers a complete line of performance running apparel and select lifestyle apparel pieces. Through Saucony® Run For Good brand platform and charitable foundation, Saucony® is strengthening connections with consumers and elevating the positioning of the brand. The brand’s products are distributed primarily through leading run specialty, mall specialty and sporting goods retailers, as well as via an eCommerce site and in Company-owned Saucony® retail stores.
Sweaty Betty®: Sweaty Betty® is a global women’s activewear and lifestyle brand that has been on a mission to empower women through fitness and beyond since 1998. Famous and trusted for its “bum-sculpting” leggings and innovative designs, Sweaty Betty® fuses performance and style with technical, high-performance fabrics and responsibly sourced materials designed to outlast, outperform and outfit active women at all life stages. The brand services its loyal, fast-growing community worldwide through SweatyBetty.com, complemented by retail locations across the United Kingdom, United States, Europe, New Zealand and Asia and in the world’s best luxury retailers, including Selfridges, Harrods and Nordstrom. Through the Sweaty Betty Foundation, the brand aims to give more girls access to activities they love, helping the next generation get and stay active for life.
Chaco®: For more than 35 years Chaco® has been inspiring new generations to take on everyday adventures. Originating as an innovator in the whitewater rafting world, Chaco® continues to design footwear for all walks of life and for a lifetime of adventure, in and out of water. Chaco® products are distributed primarily though the Chaco® eCommerce site and other leading online and brick and mortar retailers.
2.Work Group
Wolverine®: For more than 140 years, Wolverine® has existed to support people who forge their own path: those who stop at nothing to build the future they want. Wolverine® designs and creates footwear, apparel and accessories made to outfit those working in the core trades across the world. The brand is known for its heritage, durability, and best-in-class performance comfort technology, as well as the Wolverine® 1000 Mile collection of premium lifestyle boots handcrafted in the USA from archival patterns. Wolverine® products can be found online at Wolverine.com and across a variety of retail channels including online retail, farm & fleet, work specialty, outdoor specialty, department stores and national family stores.
Cat® Footwear: Cat® Footwear is driven by the belief that generations of builders, makers and creators can turn challenge into enduring greatness. The Company is the exclusive global footwear licensee of Caterpillar Inc., and for over three decades, Cat® Footwear has been living up to the hardworking spirit of both the Caterpillar® trademark and the millions of consumers who trust the brand. Cat® Footwear originally created a small collection of rugged work boots designed to provide workers with the comfort and durability that met the challenges of the worksite. Today, Cat® Footwear offers a wide range of footwear, including work boots and casual shoes for men and women, sold through a global distribution network. CAT®, CATERPILLAR, their respective logos, "Caterpillar Corporate Yellow", as well as corporate product identity used herein, are registered trademarks of Caterpillar Inc.
Bates®: Bates® Footwear is a leading supplier of tactical and uniform footwear for first responders. Civilian uniform users include police officers, firefighters, security and emergency medical services workers, and others in light industrial occupations. Bates® products are distributed through sporting goods chains, department stores, uniform specialty retailers, catalog retailers and online retailers.
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
HYTEST® Safety Footwear: The HYTEST® product line consists of high-quality work boots and shoes that incorporate various specialty safety features designed to protect against hazards of the workplace, including metatarsal guards, steel toe, composite toe, nano toe, electrical hazard protection, static dissipating, puncture resistant and conductive footwear. HYTEST® footwear is distributed primarily through a distributor network with Shoemobile® mobile trucks and retail outlets providing direct sales of the Company’s occupational and work footwear brands to workers at industrial facilities and through direct sales arrangements with large industrial customers.

Other Businesses
In addition to its reportable segments, the Company operates sourcing operations, a multi-brand direct-to-consumer business, the licensing of its Stride Rite® brand and Hush Puppies® brand. The Company's results included in Other also include brands and businesses that the Company sold in 2023 and 2024, as noted below.
Hush Puppies®: Launched in 1958, Hush Puppies® has a history of bringing color and optimism to a boring, brown shoe category. Today, Hush Puppies® exists to inspire consumers to live life on the bright side. The Company believes that optimism is contagious and that by encouraging positivity it can help shape a better world. As a result of the decision to license the brand in North America in 2023, Hush Puppies® became a fully global licensed brand with over 560 Hush Puppies stores and multiple eCommerce sites across the globe. Hush Puppies®, with its basset hound icon, is one of the most well-known and loved brands worldwide. The Company sold the rights to the Hush Puppies® trademarks, patents, copyrights and domains in China, Hong Kong and Macau to its current sublicensee, Beijing Jiaman Dress Co., Ltd. The transaction closed on September 14, 2023.
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
Wolverine Leathers Division: The Wolverine Leathers Division markets pigskin leather for use primarily in the footwear industry. The Wolverine Leathers Division was sold in two separate transactions in 2023.
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
International Operations and Global Licensing
The Company’s foreign-sourced revenue is generated from a combination of (i) sales of branded footwear and apparel through the Company’s owned operations in Canada, the United Kingdom and certain countries in continental Europe and Asia-Pacific; (ii) revenue from third-party distributors for certain markets and businesses; (iii) revenue from a network of third-party licensees; and (iv) revenue and income from a joint venture that markets the Company’s branded products in Mexico. The Company’s international owned operations are located in markets where the Company believes it can gain a strategic advantage by directly controlling the sale of its products into retail accounts. License and distribution arrangements enable the Company to generate sales in other markets without the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs. The Company divested its ownership interests in the China joint venture entities effective January 1, 2024.
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
Manufacturing and Sourcing
The Company directly controls the majority of the units of footwear and apparel sourced under the Company’s brand names. The Company’s licensees directly control the balance. Substantially all of the units sourced by the Company are procured from numerous third-party manufacturers in the Asia Pacific region. The Company maintains offices in the Asia Pacific region to develop and facilitate sourcing strategies. The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices and financial viability. The Company has adopted “Engagement Criteria for Partners and Sources,” a policy that requires the Company’s domestic and foreign manufacturers, licensees and distributors to use ethical business standards, comply with all applicable health and safety laws and regulations, commit to use environmentally safe practices, treat employees fairly with respect to wages, benefits and working conditions and not use child or prison labor. The Company’s third-party sourcing strategy allows the Company to (i) benefit from lower manufacturing costs and state-of-the-art manufacturing facilities; (ii) source high quality raw materials from around the world; and (iii) avoid capital expenditures necessary for owned factories. The Company believes that its overall global manufacturing strategy provides the flexibility to properly balance the need for timely shipments, high quality products and competitive pricing.
Trademarks, Licenses and Patents
The Company holds a significant portfolio of registered and common law trademarks that identify its branded products and technologies. The Company’s owned trademarks include but are not limited to Hush Puppies®, Wolverine®, Bates®, Bounce®, Chaco®, HYTEST®, Merrell®, Saucony®, Stride Rite®, Sweaty Betty®, and related logos and design marks. The Company has footwear marketing and distribution rights under the Cat® and Harley-Davidson® trademarks pursuant to license arrangements with the respective trademark owners. The Cat® license term runs through December 31, 2028 and the Harley-Davidson® license term runs through December 31, 2029. Both licenses are subject to early termination for breach.
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
Seasonality
The Company experiences moderate fluctuations in sales volume during the year, as reflected in quarterly revenue. The Company expects current seasonal sales patterns to continue in future years. The Company also experiences some fluctuation in its levels of working capital, typically reflecting an increase in net working capital requirements near the end of the first and third fiscal quarters as the Company builds inventory to support peak shipping periods. Historically, cash provided by operating activities is higher in the second half of the fiscal year due to collection of wholesale channel receivables and higher direct-to-consumer sales during the holiday season. The Company meets its working capital requirements through internal operating cash flows and, as needed, borrowings under its revolving credit facility, as discussed in more detail under the caption "Liquidity and Capital Resources" in Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company's working capital could also be impacted by other events.
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
Human Capital Resources
Employee Profile: As of December 28, 2024, the Company had approximately 3,100 domestic and foreign retail, distribution, office and sales employees. The Company values its employees and works to maximize the engagement and contribution of its current workforce and to attract the best talent available from outside the organization when needed.
Talent Recruitment, Retention and Development: The Company's talent strategy is focused on attracting top talent and developing, engaging, investing in and retaining top employees through a variety of retention and development efforts and world class corporate amenities. We strive to hire world class talent, while aiming to ensure opportunities for growth and development for team members. Our engaging recruitment marketing website tells a compelling story of opportunity and inclusion, and highlights the Company culture. With a focus on modern recruitment systems and strategies we aim to provide a seamless transition for new employees. Development starts on day one with an enriching day one experience designed to help employees start off on the right foot from the moment they begin their career with the Company. The Company strives to be one of the best places to work.
The Company seeks to maximize engagement and contribution of team members and the Company stays connected with team members across many experience touchpoints throughout the employee lifecycle, including regular pulse and check in surveys. Insights from these surveys are valuable to understanding employees' needs, which helps us develop strategies to maintain positive employee sentiment and well-being. The Company's annual talent planning process provides invaluable data to help retain key talent through career planning and leadership continuity by using that data to identify and mitigate succession gaps through hiring and development.
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
The Company believes that leaders should be developed at every stage of their career, from new managers to executives. Through partnership with Harvard Business School, our new manager leadership development program fosters collaboration and teaches managers leadership skills needed to build, retain, and inspire our teams. The Company's internal global leadership programs teach skills needed to lead through transformation and build key leadership capabilities needed for the Company to grow. The Company also provides high potential assessments and executive coaching to its leadership to build capabilities needed to grow the Company’s business and talent. To enhance all corporate employees’ career development and growth, the Company offers a vast library of expert-led courses covering business, technical, and creative skills, quick reference guides, toolkits and internal one-on-one professional coaching.
Inclusion and Belonging: Wolverine World Wide is committed to creating an inclusive culture where everyone feels valued and respected, and all have an equal opportunity to succeed. The Company recently launched UN1TED, the goal of which is to amplify the progress made to date in advancing the Company's inclusion and belonging initiatives. The Company has internal Employee Resource Groups open to all employees that connect, celebrate, and support communities across the organization. In addition, the Company offers employees a comprehensive inclusion learning program which includes learning about inclusive teams, inclusive leadership, and inclusive selection.
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
The popularity of particular designs and categories of footwear and apparel, with consumers generally changes over time. The Company’s success depends in part on its ability to anticipate, understand and respond to changing footwear and apparel trends and consumer preferences in a timely manner. If the Company is unable to maintain and improve its competitive position, maintain or enhance the images of its brands, timely and appropriately respond to new competition, changing consumer preferences and evolving footwear and apparel trends, consumers may consider the Company's brands’ images to be outdated and associate its brands with styles that are no longer popular, which would decrease demand for its products. Such failures could result in loss of market share, reduced sales, excess inventory, trade name impairments, lower gross margin and other adverse impacts on the Company’s operating results.
Significant capacity constraints, production disruptions, inventory management, quality issues, price increases and other risks associated with foreign sourcing could increase the Company’s operating costs and adversely impact the Company’s business and reputation.
The Company sources a substantial majority of its products from third-party manufacturers in foreign countries, predominantly in the Asia Pacific region. The Company may experience difficulties with its manufacturers, including reductions in production capacity, failures to meet production deadlines, inventory management issues, failure to meet quality standards, or increases in labor and other manufacturing costs. The Company does not have long-term contracts with its third-party manufacturers and its future results depend partly on its ability to maintain its relationships with third-party manufacturers.
Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency exchange rate fluctuations, changing economic conditions, expropriation, nationalization, the imposition of tariffs, including recent U.S. tariffs imposed or threatened to be imposed on other countries and any retaliatory actions taken by such countries, import and export controls and other non-tariff barriers and changes in governmental policies. Various factors could significantly impair the Company's ability to meet customer demands and produce its products in a cost-effective manner, including adverse developments in trade or political relations with China or other countries where it sources its products, or a shift in these countries' manufacturing capacities away from footwear and apparel to other industries or adverse developments, such as pandemics or other health crises that cause significant production and shipping delays. Any of these events could adversely effect the Company’s business, results of operations and financial position.
The Company’s ability to import products in a timely and cost-effective manner may also be affected by issues that affect transportation and warehousing providers, such as fluctuations in freight costs, port and shipping capacity, labor disputes or severe weather. These issues have in the past and may in the future delay importation of products or require the Company to locate alternative ports or warehousing providers. Alternatives may not be available on short notice or could result in higher costs, which could have an adverse impact on the Company’s business and financial condition.
Pandemics, including COVID-19 and other infectious disease outbreaks have had and could continue to have a material adverse effect on the company's business.
The Company's business could be adversely affected by infectious disease outbreaks, which may negatively affect the regional and global economy, including by disrupting consumer spending and global supply chains, and increasing the volatility of financial markets. These conditions following the onset of the COVID-19 pandemic led to a decline in discretionary spending by consumers that had a negative effect on the Company's financial condition and results of operations in 2020. Outbreaks of disease and actions taken in response, have in the past materially negatively impacted, and could in the future materially negatively impact, the Company's workforce, business, operations, and financial results in many ways. Potential future impacts to the Company’s business related to a health crisis, include, among others:
•The inability of employees, suppliers and other business providers to carry out tasks at ordinary levels of performance due to measures taken to limit the spread of infectious diseases.
•Decreased retail traffic due to store closures, social distancing measures, reduced operating hours, and/or changes in consumer behavior.
•Wholesale and distributor customer order cancellation and decreased consumer demand for the Company's products as a result of decreased consumer spending due to general macroeconomic conditions, decreased disposable income and increased unemployment.
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
•Supply chain disruption affecting the Company's ability to receive and distribute goods and increasing supply chain costs.
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
The Company’s business depends on its ability to source and distribute products in a timely and cost-effective manner. Labor disputes at or that affect factories that produce the Company’s goods, shipping ports, tanneries, transportation carriers, retail stores or distribution centers create significant risks for the Company’s business as they may in work slowdowns, stoppages, lockouts, strikes or other disruptions. Any such disruption may cause inventory shortages, delayed or canceled orders and unanticipated inventory accumulation, each of which may negatively impact the Company’s results of operations and financial position.
If the Company is unable to hire qualified persons for, or retain and continue to develop, its workforce, its results of operations could be adversely affected.
The Company's success depends on its ability to attract and retain qualified personnel, including in its product, eCommerce, and leadership teams. Competition for such personnel in the Company's industry is intense. The Company’s ability to hire and retain qualified personnel may be affected by a number of factors, including: its ability to attract and motivate employees; competition from other companies for qualified personnel; and the Company’s ability to offer employees remote work opportunities. If the Company is unable to hire and retain employees who perform at a high level, its business, including cash flows, results of operations, employee satisfaction, and reputation, could be adversely affected.

A significant reduction in wholesale customer purchases of the Company’s products, wholesale customers negotiating more favorable terms, or wholesale customers' failure to pay for the Company’s products in a timely manner could adversely affect the Company’s business.
The Company’s financial success depends on its wholesale customers continuing to purchase its products. Sales to the Company’s wholesale customers are generally on an order-to-order basis and are subject to wholesale customers' rights of cancellation and rescheduling. In fiscal 2022, the Company experienced a higher rate than usual of wholesale customer cancellations as retail customers sought to manage higher inventory levels and supply chain disruption. If any of the Company’s major wholesale customers experiences a significant downturn in its business, or fails to remain committed to the Company’s products, these customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company’s results of operations and financial position.
The Company extends credit to its wholesale customers based on an evaluation of each wholesale customer’s financial condition. A wholesale customer's financial difficulties could cause the Company to reduce or stop doing business with that customer. The Company’s inability to collect from its wholesale customers or a cessation or reduction of sales to certain wholesale customers because of credit concerns could have an adverse effect on the Company’s business, results of operations and financial position.
Retail consolidation could lead to fewer wholesale customers, wholesale customers seeking more favorable price, payment or other terms from the Company and a decrease in the number of stores that carry the Company’s products. In addition, changes in distribution channels, such as the continued growth of eCommerce and related competitive pressures, and the sale of private label products by major retailers, could have an adverse effect on the Company’s results of operations and financial position.
The Company’s direct-to-consumer operations continue to require substantial investment and commitment of resources and are subject to numerous risks and uncertainties.
The Company’s direct-to-consumer operations, including brick and mortar locations and its eCommerce and mobile channels, require substantial fixed investment in equipment and leasehold improvements, information systems, cyber-security infrastructure, inventory and personnel. The Company also has substantial operating lease commitments for retail space. Due to the high fixed-cost structure of the Company’s brick and mortar direct-to-consumer operations, the closure or poor performance of any stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements and employee-related costs. The Company has made and will continue to make significant investments in building technologies and digital capabilities. The success of its direct-to-consumer operations also depends on the Company’s ability to identify and adapt to changes in consumer spending patterns and retail shopping preferences, including the shift from brick and mortar to eCommerce and mobile channels and the continuing evolution of omni-channel retailing. The Company’s failure to respond to these factors successfully could adversely affect the Company’s direct-to-consumer business, limit the Company's ability to develop and expand the omni-channel experience for customers or damage its reputation and brands, any of which may have an adverse effect on the Company’s results of operations and financial position.
The Company’s reputation and competitive position depend on its third-party manufacturers, distributors, licensees and others complying with applicable laws and ethical standards.
The Company cannot ensure that its independent contract manufacturers, third-party distributors, third-party licensees and others with which it does business comply with all applicable laws and ethical standards. If a party with which the Company does business is found to have violated applicable laws or ethical standards, the Company could be subject to negative publicity that damages its reputation, negatively affects the value of its brands and subjects the Company to legal risks.
The Company’s attempts to protect its brands through approval rights over design, production processes, quality, packaging, merchandising, distribution, advertising and promotion of its licensed products may not be successful as the Company cannot completely control its licensees' use of its licensed brands. The misuse of a Company brand by a licensee could adversely affect the value of such brand.
Disruption of the Company’s eCommerce platform or other information technology systems could adversely affect the Company’s business.
The Company’s information technology systems, including its eCommerce platform, are critical to the operations of its business. Any material interruption, unauthorized access, impairment or loss of data integrity or malfunction of these systems could severely impact the Company’s business. For example, system failures and disruptions could prevent access to the Company's online services, preclude store transactions, and impede product manufacturing and shipping and financial reporting. The Company’s information technology systems may be disrupted by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, denial-of-service attacks, computer viruses, physical or electronic break-ins, or similar events. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Costs, problems and interruptions due to the implementation of new or upgraded systems, or maintenance of existing systems, could also disrupt or reduce the efficiency of the Company's operations. Additionally, the Company may be adversely affected if it is unable to improve, upgrade, maintain, and expand its technology systems.
Problems affecting the Company's logistics and distribution systems could adversely affect its ability to deliver its products to the market.
The Company relies on owned and independently operated distribution facilities to transport, warehouse and ship products to its customers. The Company’s logistics and distribution systems include computer-controlled and automated equipment, which are subject to a number of risks related to, data accuracy, security breaches or computer viruses, software or hardware malfunction, power interruptions or other system failures. Substantially all of the Company’s products are distributed from a relatively small number of locations. Distribution center operations could be interrupted by earthquakes, floods, fires or other natural disasters or other events over which the Company has no control, such as pandemics. In addition, the Company's distribution capacity depends upon the timely performance of services by third parties, including the transportation of products to and from the Company's distribution facilities. The Company’s business interruption insurance may not adequately protect the Company from the adverse effects of significant disruptions of distribution activities, such as the loss of customers or an erosion of brand image. Problems affecting the performance of the Company's distribution system could adversely affect its results of operations and its ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies.
The Company faces risks associated with its growth strategies including acquiring and disposing of businesses.
The Company has expanded in part through strategic acquisitions, and it may continue to do so if it can identify and successfully acquire suitable acquisition candidates. Acquisitions involve numerous risks, including risks inherent in entering markets in which the Company may not have prior experience; potential loss of an acquired business's significant customers or key personnel; managing geographically-remote operations; and potential diversion of management’s attention from other aspects of the Company’s business. Acquisitions may cause the Company to incur debt or result in dilutive issuances of its equity securities, write-offs of goodwill and substantial amortization expenses associated with other intangible assets. If financing for future acquisitions is not available on favorable terms, such acquisitions would be more expensive. Any such financing may have terms that restrict the Company’s operations. The Company may not be able to successfully integrate the operations of any acquired businesses and achieve the expected benefits of any acquisitions. In addition, the Company may not consummate a potential acquisition for a variety of reasons, but still incur material costs in connection with an acquisition that it cannot recover. The failure to achieve the expected benefits of strategic acquisitions in the future, or consummate a potential acquisition after incurring material costs, could have an adverse effect on the Company’s business, results of operations and financial position.
From time to time, the Company may seek to sell one or more businesses, or sell or license one or more brands. For example, as part of the Company’s strategy to invest in brands that offer the greatest opportunities for growth, the Company sold the global Sperry® business in 2024. These transactions may involve challenges and risks. There can be no assurance that future divestitures will occur, or as to the potential value created by a completed transaction. The process of exploring strategic alternatives or selling a business could cause uncertainty and negatively impact our ability to attract, retain and motivate key employees. In addition, the Company expends costs and management resources to complete divestitures and manage post-closing arrangements. Any failures or delays in completing divestitures could have an adverse effect on the Company’s financial results and ability to execute its strategy.
The Company’s international operations may be affected by legal, regulatory, political and economic risks.
The Company’s ability to conduct business in new and existing international markets, and to continue to source a substantial majority of its products from foreign countries, is subject to legal, regulatory, political and economic risks. These include:
•the burdens of complying with foreign laws and regulations, including trade and labor restrictions;
•compliance with U.S. and other countries’ laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business; and
•new tariffs or other barriers in international markets, including China.
The Company is also subject to general social, political and economic risks in connection with its international operations, including:
•social and political instability, war and terrorist attacks;
•differences in business culture and laws governing relationships with employees and business partners;
•changes in diplomatic and trade relationships, including with China, Canada, Mexico and other U.S. trading partners; and

•changes in general economic conditions in specific countries or markets.
Changes in regulatory, geopolitical, social or economic policies and other factors may have an adverse effect on the Company’s business or require the Company to exit a particular market or significantly modify its current business practices.
The Company is also subject to risks related to doing business in developing countries and economically volatile areas, such as nationalization by local governmental authorities of the Company’s, its distributors’, or its licensees’ assets; slower payment of invoices; and restrictions on the Company’s ability to repatriate foreign currency or receive payment of amounts owed by third-party distributors and licensees. Commercial laws in these areas may not be well developed or consistently administered, and new unfavorable laws may be retroactively applied. Any of these risks could have an adverse impact on the Company’s prospects and results of operations in these areas.
Foreign currency exchange rate fluctuations could adversely impact the Company’s business.
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
The Company's foreign subsidiaries and foreign distributors purchase Company products in U.S. dollars and the cost of those products varies depending on the applicable foreign currency exchange rate. This impacts the price charged to foreign customers and in turn, the amount of royalties paid to the Company by foreign distributors in U.S. dollars. When the U.S. dollar strengthens relative to foreign currencies, the Company's revenues and profits denominated in foreign currencies are reduced when converted into U.S. dollars and the Company's margins may be negatively impacted by the increase in product costs. The Company may seek to mitigate the negative impacts of foreign currency exchange rate fluctuations through price increases and further actions to reduce costs, but the Company may not be able to fully offset the impact, if at all. The Company’s success depends, in part, on its ability to manage these various foreign currency impacts.
The Company’s quarterly sales and earnings may fluctuate, and the Company or securities analysts may not accurately estimate the Company’s financial results, which may result in volatility, or a decline, in the Company's stock price. Decreases in the returns provided to the Company's stockholders may ultimately adversely affect its business, results of operations and financial condition.
The Company’s quarterly sales and earnings can vary due to a number of factors, many of which are beyond its control, including:
•Orders from major wholesale customers, which may change delivery schedules, change the mix of products they order or cancel orders without penalty.
•Changes to the Company's estimated annual tax rate, which is based on projections of its domestic and international operating results for the year, which the Company reviews and revises as necessary each quarter.
•Certain manufacturing and transportation costs, changes in product sales mix, geographic sales trends, weather conditions, customer demand, consumer sentiment and currency exchange rate fluctuations.
As a result of these and other factors, the Company’s operating results will vary from quarter to quarter and the results for any particular quarter may not be indicative of results for the full year. In addition, various securities analysts follow the Company’s financial results and issue reports that include the analysts’ estimates of future Company performance, which are often different from the Company’s estimates. Any shortfall in sales or earnings from the levels expected by investors or securities analysts could cause a decrease in the trading price of the Company’s common stock.
Decreases in the trading price of the Company's stock may adversely affect its stockholders' returns. Such adverse effects, as well as other factors, may cause stockholders to take actions to involve themselves in the strategic direction and governance, including through private engagement, public campaigns, stockholder proposals and proxy contests. Responding to these actions can be costly and time-consuming and could divert the attention of the board and senior management from managing the Company's operations.
Changes in general economic conditions and other factors affecting consumer spending could adversely affect the Company’s sales, costs, operating results or financial position.
The Company’s results of operations depend on factors affecting consumer disposable income and spending patterns such as general economic conditions, inflation, employment rates, credit availability, business conditions, interest rates, consumer confidence and tax policy in the markets and regions in which the Company or its third-party distributors and licensees operates. Customers may defer or cancel purchases of the Company’s products due to uncertainty about global, regional or local economic conditions, and how such conditions may impact them. Prior declines in disposable income and consumer spending have adversely affected demand for the Company’s products, and could further adversely affect demand and the Company's results of operations. If the Company reduces the prices of its products, offers additional promotions or increases marketing efforts due to decreases in consumer spending, the Company's profitability could decline.
The Company is subject to inflationary pressures, including increased costs of raw materials, transportation, labor and other aspects of its business, which the Company may not be able to offset with cost savings or price increases on its products. If inflationary pressures continue, and the Company is unable to pass along price increases or further reduce costs, the Company's results of operations will be negatively impacted.
The Company operates in competitive industries and markets.
The Company competes with a large number of wholesalers, and retailers of footwear and apparel, and direct-to-consumer footwear and apparel companies. Many have larger customer and consumer bases, and/or greater financial, technical or marketing resources than the Company, particularly its competitors in the apparel and direct-to-consumer businesses. The Company’s competitors may have brands with greater name recognition; implement more effective marketing campaigns; adopt more aggressive pricing policies; make more attractive offers to potential employees, distribution partners and manufacturers; or respond more quickly to changes in consumer preferences. The Company’s continued ability to sell its products at competitive prices and to meet shifts in consumer preferences quickly will affect its sales. If the Company is unable to respond effectively to competitive pressures, its results of operations and financial position may be adversely affected.
Unseasonable or extreme weather conditions could adversely affect the Company’s results of operations.
The Company's results of operations depend on weather conditions and its ability to react to changes in weather conditions. The Company markets and sells footwear and apparel suited for specific seasons, such as sandals for the summer season and boots for the winter season. Significant variations in weather conditions from those typical for a season, such as an unusually cold and rainy summer or an unusually warm and dry winter, may adversely affect consumer demand for seasonally appropriate products. Lower demand for seasonally appropriate products may result in excess inventory, forcing the Company to sell these products at significantly discounted prices, which would adversely affect the Company’s results of operations. Conversely, if weather conditions increase demand for seasonal products early in the season, this may reduce inventory levels needed to meet customers’ needs later in that same season.
Extreme weather conditions can also adversely impact the Company’s business, results of operations and financial position. If extreme weather events disrupt or close operations at distribution centers, the Company could incur higher costs and experience longer lead times to distribute its products to its retail stores, wholesale customers or eCommerce consumers. Extreme weather conditions can also decrease shopping traffic or cause the Company or its wholesale customers to close retail stores, which could have an adverse effect on the Company’s results of operations and financial position.
Climate change, and related legislative and regulatory responses to climate change, may adversely impact the Company’s business.
There is growing concern that climate changes could cause significant changes in weather patterns around the globe and increase the frequency and severity of natural disasters. This could have a long-term adverse impact on the Company’s business and results of operations by increasing the effects described in the risk factor “Unseasonable or extreme weather conditions could adversely affect the Company’s results of operations” and decreasing agricultural productivity in certain regions, which may limit availability and/or increase the cost of certain raw materials, such as cotton and leather. Concern over climate change may result in new or additional legal, legislative, regulatory, and compliance requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, and utility increases, which could adversely affect the Company’s business and results of operations. Domestic and international regulatory efforts are evolving, including the potential international alignment of such efforts, and the Company cannot determine what final regulations will be enacted, modified, or reversed or the ultimate impact on its business.
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
Concerns regarding acts of terrorism or regional and international conflicts and concerns regarding public health threats, such as COVID-19, have created and may in the future create significant global economic and political uncertainties that may adversely affect consumer demand, acceptance of U.S. brands in international markets, foreign sourcing of products, shipping and transportation, product imports and exports and the sale of products in foreign markets, any of which could adversely affect the Company’s ability to source, manufacture, distribute and sell its products.
In addition, an economic downturn, whether actual or perceived, a decrease in economic growth rates or an otherwise uncertain economic outlook in markets in which the Company operates could adversely effect the Company.
Financial Risks
The Company’s operating results depend on effectively managing inventory levels.
The Company’s ability to effectively manage its inventories and accurately forecast demand are important factors in its operations. Inventory shortages can impede the Company’s ability to meet demand and, consequently, adversely affect business relationships with retail customers, diminish brand loyalty and decrease sales. Conversely, excess inventory can result in lower gross margins if the Company lowers prices in order to liquidate inventory. In addition, inventory may become obsolete as a result of changes in consumer preferences. The Company’s business, results of operations and financial position could be adversely affected if it is unable to effectively manage its inventory.
Increases or changes in duties, quotas, tariffs and other trade restrictions could adversely impact the Company’s sales and profitability.
The Company’s products manufactured overseas and imported into other countries are subject to customs duties. Review of the customs information submitted by the Company may result in the assessment of additional duties or penalties. Additional U.S. or foreign customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions, the loss of most favored nation trading status or other trade restrictions, including those due to changes in trade relations between the U.S. and other countries, may be imposed on the importation of the Company’s products in the future. The imposition of such costs or restrictions in countries where the Company operates, as well as in countries where its third-party distributors and licensees operate, could result in increases in the cost of the Company’s products and adversely affect its sales and profitability.
Increases in the cost of raw materials, labor and services could adversely affect the Company’s results of operations.
The Company’s ability to competitively price its products depends on the prices of commodities, such as cotton, leather, rubber, petroleum, cattle, pigskin hides, and other raw materials, used to make and transport its products, as well as the prices of equipment, labor, transportation and shipping, insurance and health care. The cost of commodities, equipment, services and materials is subject to change based on availability and general economic and market conditions that are difficult to predict. Various conditions, such as diseases affecting the availability of leather, affect the cost of the Company's products. Increases in costs for commodities, equipment, services and materials could have a negative impact on the Company’s results of operations and financial position.
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
The Company’s income tax returns are subject to examination by domestic and foreign tax authorities. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes and establishes reserves for potential adjustments that may result from these examinations. The final determination of any of these examinations could have an adverse effect on the Company’s results of operations and financial position.

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
The Company has debt outstanding under a senior secured credit agreement (“Credit Agreement”) and senior notes. The Credit Agreement and the indenture governing the senior notes impose customary operating and financial restrictions on the Company, including restrictions that may limit the Company’s ability to engage in acts that may be in its best interests. These covenants restrict the ability of the Company and certain of its subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments. In addition, the Credit Agreement requires the Company to maintain specified financial ratios and satisfy other financial condition tests.
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
The Company’s ability to remain competitive depends upon its continued ability to secure and protect trademarks, patents and other intellectual property rights in the U.S. and internationally. The Company relies on a combination of trade secret, patent, trademark, copyright and other laws, license agreements and other contractual provisions and technical measures to protect its intellectual property rights; however, some countries’ laws do not protect intellectual property rights to the same extent as U.S. laws.
The Company’s business could be significantly harmed if it is not able to protect its intellectual property or if it was found to infringe on other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which the Company is a plaintiff or a defendant could cost the Company a significant amount of time and money and distract management’s attention from operating the Company’s business. If the Company does not prevail on any intellectual property claims, it may have to change its manufacturing processes, products or trade names, any of which could reduce its profitability.
In addition, some of the Company’s branded footwear operations are operated pursuant to licensing agreements with third-party trademark owners. As these agreements end, whether expired by their terms or terminated early for breach, the Company may be forced to stop selling the related products. Expiration or termination of any of these license agreements could have an adverse effect on the Company’s business, results of operations and financial position.
Changes in employment laws and regulations and other related changes may lead to higher employment and pension costs for the Company.
Changes in employment laws and regulations and other factors could increase the Company’s employment costs. The Company’s employment costs include costs of health care and retirement benefits, including U.S.-based defined benefit pension plans. The annual cost of benefits can vary significantly depending on various factors, including changes in the assumed or actual rate of return on pension plan assets, a change in the discount rate or mortality assumptions used to determine the annual service cost related to defined benefit plans, a change in the method or timing of meeting pension funding obligations and the rate of health care cost inflation. Increases in the Company’s overall employment and pension costs could have an adverse effect on the Company’s business, results of operations and financial position.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to the Company’s environmental, social and governance (“ESG”) practices may impose additional costs on the Company or expose it to new or additional risks.
Companies are facing increasing and frequently evolving scrutiny globally from customers, regulators, investors, employees, other stakeholders and the media, including social media, related to their ESG practices and disclosure as expectations for, and support or criticism/skepticism of, such matters continues to evolve. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, board and workforce diversity, labor conditions, human rights, and cybersecurity and data privacy. Third parties have developed proprietary ratings or analyses of companies based on certain ESG metrics. Increased ESG-related compliance costs could increase the Company’s overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or other stakeholder expectations and standards could negatively impact the Company’s reputation, ability to do business with certain partners, and stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory reporting, diligence, and disclosure, and the Company cannot determine waht final regulations will be enacted, modified, or reversed or the ultimate impact on its business. The Company’s ESG initiatives and goals may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change. The Company may be subject to heightened reputational and operational risk and compliance costs related to the ESG initiatives and goals it discloses and may also face negative impacts from consumers who do not support its ESG initiatives and goals. Complying with new regulations could increase the Company’s costs and adversely impact results of operations. The Company’s pursuit or its failure or perceived failure to meet stakeholders’ expectations, as well as adverse incidents, could negatively impact the Company’s stock price, results of operations, or reputation and increase its cost of capital, and investors, consumers and other stakeholders could lose confidence in or disparage the Company and its brands, damaging the Company's reputation and negatively impacting operations.
The Company’s and its vendors’ databases containing personal information and payment card data of the Company’s customers, employees and other third parties could be breached, which could subject the Company to adverse publicity, litigation, fines and expenses.
The protection of the Company’s customer, associate and Company data is critically important. The Company relies on its networks, databases, systems and processes, as well as those of third parties such as vendors, to protect its proprietary information and information about its customers, employees and vendors. The Company's operations have become increasingly centralized and dependent upon automated information technology processes, and a portion of the Company’s business operations is conducted electronically, increasing the risk of attack that could cause loss or misuse of data, system failures or disruption of operations. If unauthorized parties gain access to the Company's networks or databases, they may be able to steal, publish, delete or modify the Company’s private and sensitive third-party or employee information. Improper activities may result in compromise or breach of the Company’s networks, payment card terminals or other payment systems. The techniques used to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, the Company may be unable to anticipate these techniques or implement adequate preventative measures. Any failure to maintain the security of the Company’s customers’ sensitive information, or data belonging to it or its suppliers, could put it at a competitive disadvantage, result in deterioration of its customers’ confidence in it, and subject it to potential litigation, liability, fines and penalties, resulting in a possible adverse impact on its financial condition and results of operations. The Company's insurance coverage may be insufficient to cover all losses and would not remedy damage to the Company's reputation. In addition, employees may intentionally or inadvertently cause security breaches that result in unauthorized release of personal or confidential information. In such circumstances, the Company could be held liable to its customers, other parties or employees, be subject to regulatory or other actions for breaching privacy laws or failing to adequately protect such information or respond to a breach. This could result in costly investigations and litigation, civil or criminal penalties, operational changes and negative publicity that could adversely affect the Company’s reputation and its results of operations and financial position.
The Company’s failure to comply an evolving set of laws and industry standards relating to consumer information, could negatively impact the Company’s business and results of operations.
The Company collects, maintains and uses data it receives through online activities and other consumer interactions in its business, including its marketing programs. The Company’s ability to do so is subject to certain restrictions in third party contracts and a broad array of evolving international, federal and state laws and industry standards relating to privacy, cybersecurity, data protection and consumer protection. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules or may conflict with the Company’s practices. If the Company is not able to comply with any applicable requirements, the Company's reputation could be negatively impacted and the Company may be subject to proceedings or actions against it by governmental entities or others that could adversely affect its business, financial condition, cash flows and results of operations.
As data privacy, cybersecurity and marketing laws change, the Company may incur additional costs to remain in compliance. For example, the General Data Protection Regulation ("GDPR"), which applies in all European Union member states, introduced new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. GDPR increased the Company’s responsibility and potential liability in relation to personal data that it collects, processes and transfers, and required the Company to implement additional controls designed to ensure compliance with the new rules. If applicable laws become more restrictive, the Company’s ability to effectively engage customers via personalized marketing may decrease, which could potentially impact growth. For example, the California Consumer Privacy Act (“CCPA”) limits how the Company may collect and use personal data and other states have adopted, or are considering enacting, similar laws that may affect the Company's data processing practices and policies.
Because the Company processes and transmits payment card information, the Company is subject to card brand operating rules (“Card Rules”) requiring it to comply with the Payment Card Industry (“PCI”) Data Security Standard (the “Standard”). The Standard is a comprehensive set of requirements relating to payment account data security. The Company’s failure to comply with Card Rules or the Standard may result in fines or restrictions on, or loss of, its ability to accept payment cards. Under certain circumstances specified in the Card Rules, the Company may be required to submit to periodic audits, self-assessments or other assessments of its compliance with the Standard. The results of any audit, self-assessment or other test may require the Company to undertake remediation efforts, which may be costly or result in periods of time during which the Company cannot accept payment cards. Further, changes in technology and processing procedures may result in changes in the Card Rules that require the Company to make significant investments in its operating systems and technology that may adversely impact its business and results of operations.
The Company’s operations are subject to environmental and workplace safety laws and regulations, and costs or claims related to these requirements could adversely affect the Company’s business.
The Company’s operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants, the management and disposal of hazardous materials and wastes, employee exposure to workplace hazards, and the investigation and remediation of contamination resulting from releases of hazardous materials. Failure to comply with legal requirements could result in, among other things, revocation of required licenses, enforcement actions, fines and civil and criminal liability. Various third parties have brought, and in the future could bring actions against the Company alleging health-related or other harm arising from non-compliance. The Company may incur investigation, remediation or other costs related to releases of hazardous materials or other environmental conditions at its currently or formerly owned or operated properties, regardless of whether such environmental conditions were created by the Company or a third-party. The Company has incurred, and continues to incur, costs to address soil and groundwater contamination at some locations. If such issues become more expensive to address, or if new issues arise, they could increase the Company’s expenses, generate negative publicity, or otherwise adversely affect the Company.
The disruption, expense and potential liability associated with existing and future litigation against the Company could adversely affect its reputation, financial position or results of operations.
The Company may be named as a defendant lawsuits and regulatory actions. For example, regulatory actions, punitive class actions lawsuits and individual lawsuits have been filed against the Company alleging claims relating to property damage, remediation and human health effects, among other claims, arising from the Company’s operations, including its handling, storage, treatment, transportation and/or disposal of waste. These claims are discussed in more detail in Note 17 to the Company's Consolidated Financial Statements. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on the Company’s business, results of operations and financial position. In addition, the Company may have to devote substantial resources and executive time to the defense of such proceedings.
Provisions of Delaware law and the Company’s certificate of incorporation and bylaws could prevent or delay a change in control or change in management that could be beneficial to the Company’s stockholders.
Provisions of the Delaware General Corporation Law and the Company’s certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change in control of the Company that might benefit the Company's stockholders. These provisions are intended to provide the Company’s Board of Directors with continuity and to encourage negotiations between the Company’s Board and any potential acquirer. Such provisions include a classified Board of Directors under which one-third of the directors stand for election each year. These provisions could also discourage proxy contests and make it more difficult for stockholders to replace the majority of the Company's directors and take other corporate actions that may be beneficial to the Company’s stockholders.

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
Internal Cybersecurity Team and Governance
Board of Directors
The Company’s Board, in coordination with the Audit Committee, oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats. The Board has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. The Audit Committee regularly reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. As part of such reviews, the Audit Committee receives quarterly reports and presentations from members of the Company’s team responsible for overseeing the Company’s cybersecurity risk management, including the Chief Information Security Officer (CISO), Chief Information Officer (CIO), and members of the legal team, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The other members of the Board attend these quarterly reports and presentations to the Audit Committee by members of management. The Company has protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated to management and, where appropriate, reported promptly to the Board and Audit Committee, as well as ongoing updates regarding any such incident until it has been addressed.
Management
At the management level, the CISO, who has extensive cybersecurity knowledge and skills gained from over 16 years of work experience at the Company and elsewhere, heads the cross-functional team responsible for implementing, monitoring, and maintaining cybersecurity and data protection practices across the business and reports directly to the CIO, who reports directly to the Chief Executive Officer. The CISO receives reports on cybersecurity threats from a number of experienced information security team members, each of whom is responsible for various parts of the business on an ongoing basis and, in conjunction with management, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. The CISO collaborates closely with the legal team to oversee compliance with legal, regulatory and contractual security requirements.
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
The Company conducts annual cyber-risk mitigation exercises including awareness outreach, annual IT Security Awareness training, periodic phishing simulations, and a variety of ongoing vulnerability scans. Over the past two years, the Company has implemented multiple new security tools designed to provide visibility and controls allowing the cybersecurity team to safeguard data against theft or loss.
The Company maintains various role-based access controls to safeguard data and systems. Data center assets are protected and monitored by badged key systems and video surveillance. Access is periodically reviewed and updated.
The Company measures its security posture through several third-party score-based cybersecurity tools. Scores from these tools are reviewed weekly and measure the Company's posture regarding securing applications, infrastructure, data and other assets from theft or loss, both internally and externally. Thresholds are in place for escalation to management.
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
Material Cybersecurity Risks, Threats & Incidents
The Company relies on information technology and third-party vendors to support its operations, including its secure processing of personal, confidential, sensitive, proprietary and other types of information. The Company and its vendors may not be able to protect all of their respective information systems, and such incidents may lead to reputational harm, revenue and client loss, legal actions, statutory penalties, among other consequences. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition. While the Company has not experienced any material cybersecurity incidents, there can be no guarantee that it will not be the subject of future successful attacks, threats or incidents.
Item 2.     Properties
The Company operates its domestic administration, sales and marketing operations primarily from an owned facility of approximately 307,000 square feet in Rockford, Michigan; a leased facility of approximately 117,000 square feet in Rockford, Michigan; a leased facility of approximately 11,000 square feet in Boston, Massachusetts and a leased facility of approximately 32,000 square feet in the United Kingdom. The Company operates its distribution operations primarily through a leased distribution facility of approximately 720,000 square feet in Beaumont, California; a leased distribution center of approximately 468,000 square feet in Howard City, Michigan; a leased distribution center of approximately 215,000 square feet in Ontario, Canada and a leased distribution center of approximately 125,000 square feet in Heerhugowaard, Netherlands.
The Company also leases offices, showrooms and other facilities throughout the U.S., Canada, the United Kingdom, continental Europe, Hong Kong and China to meet its operational requirements. In addition, the Company operates 119 retail stores primarily through leases with various third-party landlords in the U.S., United Kingdom, and Italy that collectively occupy approximately 260,000 square feet. The Company believes that its current facilities are suitable and adequate to meet its current needs.
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
Supplemental Item.        Information about our Executive Officers
The following table lists the names and ages of the Executive Officers of the Company and their positions held with the Company as of January 31, 2025. The information provided below the table lists the business experience of each such

Executive Officer for at least the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or, if not appointed by the Board of Directors, at the pleasure of management.

Name	Age	Positions held with the Company
Christopher E. Hufnagel	52	President and Chief Executive Officer
Amy M. Klimek	51	Chief Human Resources Officer
Susan J. Kuhn	49	President Active Group
David A. Latchana	47	Chief Legal Officer and Corporate Secretary
Taryn L. Miller	52	Chief Financial Officer and Treasurer
Isabel Soriano	54	President, International
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
Amy M. Klimek has served the Company as Chief Human Resources Officer since January 2024, and Executive Vice President, Global Human Resources since May 2016. From October 2014 to May 2016, she served as Vice President of Human Resources.
Susan J. Kuhn has served the Company as President, Active Group since October 2024. From January 2020 through April 2023, she was the President and General Manager for Europe, Middle East and Africa for Foot Locker BV, a subsidiary of Foot Locker, Inc., a footwear and apparel retailer.
David A. Latchana has served the Company as Chief Legal Officer and Secretary since April 2024, and served as Vice President, Interim General Counsel and Secretary from January 2024 through April 2024. From September 2021 through January 2024, he served as Vice President, Executive Compensation, Benefits and Communications. From February 2015 to September 2021 he served as Associate General Counsel and Assistant Secretary.
Taryn Miller has served the Company as Chief Financial Officer and Treasurer since May 2024. From October 2022 through October 2023, she was the Vice President, Corporate and Commercial Finance for Corteva Inc., a publicly traded agricultural chemical and seed company. From April 2017 through October 2022, she was the Chief Financial Officer, Global Business Units, Enterprise FP&A and Investor Relations for Kimberly-Clark Corporation, a publicly traded consumer goods and personal care company.
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
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “WWW.” The number of stockholders of record on February 7, 2025, was 629.
A quarterly dividend of $0.10 per share was declared on February 5, 2025. The Company currently expects that comparable cash dividends will be paid in future quarters in fiscal 2025.
Stock Performance Graph
The following graph compares the five-year cumulative total stockholder return on the Company’s common stock to the S&P Composite 1500 Index and the S&P Composite1500 Consumer Durables & Apparel Index, assuming an investment of $100 at the beginning of the period indicated and reinvestment of dividends. The Company is part of both the S&P 1500 Index and the S&P 1500 Consumer Durables & Apparel Index. This Stock Performance Graph shall not be deemed to be incorporated by reference into the Company’s SEC filings and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Five-Year Cumulative Total Return Summary

250
200
150
100
50
0
DOLLARS
2019
2020
2021
2022
2023
2024
Wolverine World Wide, Inc.
S&P Composite 1500 Index
S&P Composite 1500 Consumer Durables & Apparel Index

The following table provides information regarding the Company’s purchases of its own common stock during the fourth quarter of fiscal 2024.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 10 (September 29, 2024 to November 2, 2024)
Common Stock Repurchase Program (1)	—	$—	—	$150,000,000
Employee Transactions (2)	37,162	$15.69
Period 11 (November 3, 2024 to November 30, 2024)
Common Stock Repurchase Program (1)	—	$—	—	$150,000,000
Employee Transactions (2)	5,252	$23.40
Period 12 (December 1, 2024 to December 28, 2024)
Common Stock Repurchase Program (1)	—	$—	—	$150,000,000
Employee Transactions (2)	—	$—
Total for the Fourth Quarter Ended December 28, 2024
Common Stock Repurchase Program (1)	—	$—	—	$150,000,000
Employee Transactions (2)	42,414	$16.65
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
The Company’s brands are marketed in approximately 170 countries and territories at December 28, 2024, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At December 28, 2024, the Company operated 119 retail stores in the U.S., United Kingdom, and Italy and 39 direct-to-consumer eCommerce sites.
Effective May 4, 2024, the Company entered into global multi-year licensing agreements of Merrell® and Saucony® kids footwear and Merrell® apparel and accessories.
Effective January 10, 2024, the Company completed the sale of the Sperry® business.
Effective January 1, 2024, the Company completed the sale of the Company’s equity interests in the Merrell® and Saucony® China joint venture entities.
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
The following discussion includes a comparison of the Company's results of operations and liquidity and capital resources for fiscal 2024 and 2023. A discussion of a comparison of the Company's results of operations and liquidity and capital resources for fiscal 2023 and 2022 has been omitted from this Form 10-K but may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC on February 22, 2024.
2024 FINANCIAL OVERVIEW
•Revenue was $1,755.0 million for 2024, representing a decrease of 21.8% compared to the prior year's revenue of $2,242.9 million.
•Gross margin for 2024 was 44.5%, compared to 38.9% in 2023.
•The effective tax rate in 2024 was 16.3%, compared to 70.7% in 2023.
•Diluted earnings per share in 2024 was $0.58, compared to diluted loss per share of $0.51 in 2023.
•The Company declared cash dividends of $0.40 per share in 2024 and 2023.
•Cash flow provided by operating activities was $180.1 million in 2024 and $121.8 million in 2023.
•Compared to the prior year, inventory decreased $133.0 million, or 35.6%, as of year-end.

RESULTS OF OPERATIONS
The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes, which are included in Item 8 of this Annual Report on Form 10-K.

	Fiscal Year
(In millions, except per share data)	2024	2023	Percent Change
Revenue	$1,755.0	$2,242.9	(21.8)%
Cost of goods sold	973.5	1,370.4	(29.0)%
Gross profit	781.5	872.5	(10.4)%
Selling, general and administrative expenses	690.0	856.2	(19.4)%
Gain on sale of businesses, trademarks and long-lived assets	(8.5)	(90.4)	(90.6)%
Impairment of long-lived assets	9.3	185.3	(95.0)%
Environmental and other related costs (income), net of recoveries	(10.3)	(10.4)	(1.0)%
Operating profit (loss)	101.0	(68.2)	248.1%
Interest expense, net	42.7	63.5	(32.8)%
Other expense (income), net	(3.3)	2.5	(232.0)%
Earnings (loss) before income taxes	61.6	(134.2)	145.9%
Income tax expense (benefit)	10.1	(95.0)	110.6%
Net earnings (loss)	51.5	(39.2)	231.4%
Less: net earnings (loss) attributable to noncontrolling interests	3.6	0.4	800.0%
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$47.9	$(39.6)	221.0%
Diluted earnings (loss) per share	$0.58	$(0.51)	213.7%
REVENUE
Revenue was $1,755.0 million for 2024, representing a decrease of 21.8% compared to the prior year's revenue of $2,242.9 million. The change in revenue reflected a $193.0 million, or 13.4%, decrease from the Active Group, a $25.3 million, or 5.3%, decrease from the Work Group and a $269.6 million, or 83.4%, decrease from Other. The Active Group's revenue decrease was driven by a decrease of $89.3 million from Saucony®, $77.4 million from Merrell®, $21.4 million from Chaco®, and $4.9 million from Sweaty Betty®. The Work Group’s revenue decrease was driven primarily by a decrease of $9.0 million from Cat®, $8.1 million from Wolverine®, $3.3 million from Bates®, $2.6 million from Harley-Davidson® and $2.3 million from HYTEST®. The decrease in Other revenue was primarily driven by a decrease in revenue from businesses that were sold in 2023 and 2024 and the licensing of the Hush Puppies® business in 2023, which includes decreases of $191.9 million from Sperry®, $37.0 million from the performance leathers business, $25.7 million from Hush Puppies® and $6.5 million from Keds®. International revenue represented 49.1%, and 45.7% of total reported revenues in 2024 and 2023, respectively. Changes in foreign exchange rates increased revenue by $2.8 million during 2024. Direct-to-consumer revenue decreased by $98.5 million, or 16.9% during 2024 compared to 2023.
GROSS MARGIN
For 2024, the Company’s gross margin was 44.5%, compared to 38.9% in 2023. The gross margin increase was primarily driven by less end-of-life inventory sales, lower supply chain costs and lower product costs.
OPERATING EXPENSES
Operating expenses decreased $260.2 million in 2024, to $680.5 million. The decrease was primarily driven by lower impairment of long-lived assets ($176.3 million), lower general and administrative costs ($48.8 million), lower selling costs ($45.2 million), lower advertising costs ($28.9 million), lower distribution costs ($25.5 million), lower reorganization costs ($18.0 million), and lower product development costs ($7.8 million), partially offset by lower gains on the sale of businesses, trademarks, and long-lived assets ($81.8 million), higher incentive compensation costs ($12.9 million) and lower environmental and other related costs, net of recoveries ($0.1 million). Environmental and other related costs were $15.6 million and $8.4 million in 2024 and 2023, respectively. See Note 17 to the Company's Consolidated Financial Statements for further discussion of environmental remediation costs.

INTEREST, OTHER AND TAXES
Net interest expense was $42.7 million in 2024 compared to $63.5 million in 2023. Interest expense decreased in the current year due to lower average principal balances of variable rate debt and lower weighted average interest rates on variable rate debt.
Other income was $3.3 million in 2024 compared to other expense of $2.5 million in 2023.
The effective tax rate in 2024 was 16.3%, compared to 70.7% in 2023. In 2023 the Company recognized more tax benefits compared to 2024 primarily related to the generation and utilization of a capital loss.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of Hush Puppies® footwear, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail stores, the Stride Rite® licensed business, Sperry® footwear, Keds® footwear, and apparel and the Company’s leather marketing operations,. The Corporate category consists of gains on the sale of businesses and trademarks, unallocated corporate expenses, such as corporate employee costs, corporate facility costs, reorganization activities, impairment of long-lived assets and environmental and other related costs.
The reportable segment results for years 2024 and 2023 are as follows:

	Fiscal Year
(In millions)	2024	2023	Change	Percent Change
REVENUE
Active Group	$1,246.1	$1,439.1	$(193.0)	(13.4)%
Work Group	455.3	480.6	(25.3)	(5.3)%
Other	53.6	323.2	(269.6)	(83.4)%
Total	$1,755.0	$2,242.9	$(487.9)	(21.8)%
OPERATING PROFIT (LOSS)
Active Group	$184.9	$140.3	$44.6	31.8%
Work Group	69.2	58.1	11.1	19.1%
Other	31.3	32.8	(1.5)	(4.6)%
Corporate	(184.4)	(299.4)	115.0	38.4%
Total	$101.0	$(68.2)	$169.2	248.1%
Further information regarding the reportable segments can be found in Note 18 to the Company's Consolidated Financial Statements.
Active Group
The Active Group’s revenue decreased $193.0 million, or 13.4%, in 2024 compared to 2023. The revenue decrease was driven by a decrease of $89.3 million from Saucony®, $77.4 million from Merrell®, $21.4 million from Chaco® and $4.9 million from Sweaty Betty®. The Saucony® decrease was primarily due to lower end of life inventory sales compared to the prior year, the divestiture of the Company's equity interest in the China joint venture entity, effective January 1, 2024, and lower Saucony® kids revenue resulting from licensing the brand in the United States and Canada starting in the second quarter of 2024. The Merrell® decrease was primarily due to lower end of life inventory sales compared to the prior year, softer consumer demand in the U.S. wholesale and International channels and lower Merrell® kids revenue resulting from licensing the brand in the United States and Canada starting in the second quarter of 2024, partially offset by growth from new products, including Moab Speed and Speed Strike, and growth in core brand franchises, including Moab 3 and Jungle Moc. The Chaco® decrease was primarily due to lower closeout and end of life inventory sales compared to the prior year and softer consumer demand. The Sweaty

Betty® decrease was primarily due to softer consumer demand in direct-to-consumer and wholesale sales channels across the U.S. and China markets and lower end of life inventory sales compared to the prior year.
The Active Group’s operating profit increased $44.6 million, or 31.8%, in 2024 compared to 2023. The operating profit increase was due to a 520 basis point increase in gross margin and a $58.9 million decrease in selling, general and administrative costs partially offset by revenue decreases. The increase in gross margin in the current year period was primarily due to decreased closeout sales, lower product costs, and lower supply chain costs. The decrease in selling, general and administrative expenses in 2024 is primarily due to lower advertising costs, selling expenses, distribution costs, and employee costs.
Work Group
The Work Group’s revenue decreased $25.3 million, or 5.3%, in 2024 compared to 2023. The revenue decrease was primarily driven by a decrease of $9.0 million from Cat®, $8.1 million from Wolverine®, $3.3 million from Bates®, $2.6 million from Harley-Davidson® and $2.3 million from HYTEST®. The Cat® decrease was primarily due to timing of shipments in the U.S. and international channels, lower closeout sales versus the prior year and softer consumer demand in direct-to-consumer channels, partially offset by growth in the U.S. wholesale channel. The Wolverine® decrease was primarily due to lower closeout sales compared to the prior year. The Bates® decrease was primarily due to softer consumer demand in the U.S. direct-to-consumer channels, high inventory levels at certain retail customers and lower closeout sales versus the prior year. The Harley-Davidson® decrease was primarily due to declines in top dealer accounts. The HYTEST® decrease was primarily due to lower closeout sales compared to the prior year, partially offset by growth in the U.S. wholesale channel.
The Work Group’s operating profit increased $11.1 million, or 19.1%, in 2024 compared to 2023. The operating profit increase was due to a 180 basis point increase in gross margin and an $11.1 million decrease in selling, general and administrative costs partially offset by revenue decreases. The increase in gross margin in the current year was due to decreased closeout sales, lower product cost and favorable average selling price. The decrease in selling, general and administrative expenses in 2024 was primarily due to lower advertising costs, selling expenses, and employee costs.
Other
Other revenue decreased $269.6 million, or 83.4%, in 2024 compared to 2023. The revenue decline was primarily driven by a decrease of $191.9 million from Sperry®, $37.0 million from the performance leathers business, $25.7 million from Hush Puppies® and $6.5 million from Keds®. The Sperry® decrease is due to the divestiture of the business effective January 10, 2024. The performance leathers business decrease is due to the divestiture of the U.S. leathers business, effective August 23, 2023 and the Asia-based leathers business, effective December 28, 2023. The Hush Puppies® decrease is due to the licensing of the brand in the United States and Canada starting in the third quarter of 2023. The Keds® decrease is due to the divestiture of the business, effective February 4, 2023.
Other operating profit decreased $1.5 million, or 4.6%, in 2024 compared to 2023. The operating profit decrease was due to revenue decreases partially offset by a $90.0 million decrease in selling, general and administrative costs. The decrease in selling, general and administrative expenses in the current year period was primarily due to the divestiture of the Sperry® business, performance leathers business, and Keds® business, along with the licensing of the Hush Puppies® business.
Corporate
Corporate expenses decreased $115.0 million in 2024 compared to 2023 primarily due to lower impairment of long-lived and intangible assets ($176.3 million), lower reorganization activities ($18.0 million) and lower employee costs ($5.3 million), partially offset by lower gains on sale of businesses, trademarks, and long-lived assets ($81.5 million), higher incentive compensation costs ($11.6 million) and higher environmental and other related costs ($0.1 million).
LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year
(In millions)	2024	2023
Cash and cash equivalents (1)	$152.1	$184.6
Debt	648.0	920.8
Available Revolving Facility (2)	724.0	688.4
(1)Cash and cash equivalents at the end of the year in the Consolidated Statements of Cash Flows includes $5.6 million of cash and cash equivalents that are classified as held for sale as of December 30, 2023 that are not included in cash and cash equivalents in the Consolidated Balance Sheets.

(2)Amounts are net of both borrowings, if any, and outstanding standby letters of credit issued in accordance with the terms of the Revolving Facility.
Liquidity
Cash and cash equivalents of $152.1 million as of December 28, 2024 were $32.5 million lower compared to December 30, 2023. The decrease is due primarily to net revolver payments of $235.0 million, long-term debt payments of $39.2 million, cash dividends paid of $32.5 million, additions to property, plant, and equipment of $20.2 million and shares acquired related to employee stock plans of $2.6 million, partially offset by cash provided by operating activities of $180.1 million, proceeds from the sale of businesses, trademarks, long-lived assets and other assets of $102.4 million, proceeds from company-owned life insurance policy liquidations of $7.9 million and proceeds from company-owned life insurance policies of $7.0 million. The Company had $724.0 million of borrowing capacity available under the Revolving Facility as of December 28, 2024. Cash and cash equivalents located in foreign jurisdictions totaled $134.1 million as of December 28, 2024.
Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends and for general corporate purposes.
The Company did not repurchase shares of its common stock during 2024 and 2023.
A detailed discussion of environmental remediation costs is found in Note 17 to the Company's Consolidated Financial Statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual affected site. As of December 28, 2024, the Company has a reserve of $39.7 million, of which $19.4 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities, with the remaining $20.3 million recorded in other liabilities and expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
Note 17 to the Company's Consolidated Financial Statements also includes a detailed discussion of environmental litigation matters. As of December 28, 2024, the Company had recorded liabilities of $10.1 million for certain of these environmental litigation matters which are recorded as other accrued liabilities in the consolidated balance sheets.
Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.
The Company expects to meet its contractual obligations through its customary sources of liquidity in the normal course of business, such as cash from operating activities, and believes it has the financial resources to satisfy these contractual obligations. The Company had the following contractual obligations due by period at December 28, 2024:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$768.4	$111.8	$69.8	$586.8	$—
Operating lease obligations	178.5	34.0	51.0	38.6	54.9
Purchase obligations (2)	322.5	322.5	—	—	—
Supplemental Executive Retirement Plan	45.4	4.1	9.1	9.1	23.1
Municipal water improvements (3)	13.4	5.2	8.2	—	—
Tax Cuts and Jobs Act transition obligation	11.7	11.7	—	—	—
Total (4)	$1,339.9	$489.3	$138.1	$634.5	$78.0
(1)Includes principal and interest payments on the Company’s long-term debt. Estimated future interest payments on outstanding debt obligations are based on interest rates as of December 28, 2024. Actual cash outflows may differ significantly due to changes in underlying interest rates.
(2)Purchase obligations related primarily to inventory and capital expenditure commitments.
(3)Under the terms of a Consent Decree resolving certain civil and regulatory actions, the Company is obligated to contribute towards the costs of extending municipal water lines, developing a replacement wellfield and making certain improvements to Plainfield Township’s existing water treatment plant, all subject to an aggregate cap of $69.5 million. During 2024 and 2023, the Company made payments of $12.2 million and $6.4 million towards the total cap, respectively. Due to the uncertainty of the timing and amounts related to the Company's other environmental remediation costs, they have been excluded from this table. See Note 17 to the Company's Consolidated Financial Statements for additional information.
(4)The total amount of unrecognized tax benefits on the consolidated balance sheet at December 28, 2024 is $1.6 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.
Financing Arrangements
The Company’s credit agreement provides for a term loan A facility (the “Term Facility”) and for a revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facilities”). The maturity date of the loans under the Senior Credit Facilities is October 21, 2026. The credit agreement provides for a debt capacity of up to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $2.0 billion unless certain specified conditions set forth in the Credit Agreement are met. The Revolving Facility allows the Company to borrow up to an aggregate amount of $800.0 million.
The Company’s $550.0 million 4.0% senior notes issued on August 26, 2021 are due on August 15, 2029. Related interest payments are due semi-annually. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
As of December 28, 2024, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at December 28, 2024 totaled $648.0 million, compared to $920.8 million at December 30, 2023. The Company expects to use the current borrowings to fund organic growth initiatives, pay dividends and for general corporate purposes. The decreased debt position is due to lower borrowings under the Revolving Facility resulting from operating cash inflows and proceeds from divestitures.
Cash Flows
The following table summarizes cash flow activities:

	Fiscal Year Ended
(In millions)	December 28, 2024	December 30, 2023
Net cash provided by operating activities	180.1	121.8
Net cash provided by investing activities	86.8	171.6
Net cash used by financing activities	(299.2)	(246.3)
Additions to property, plant and equipment	(20.2)	(14.6)
Depreciation and amortization	26.2	35.1
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
Cash from operations during 2024 was higher compared to 2023, due primarily to a decrease in net working capital representing a source of cash of $82.6 million. Working capital balances were favorably impacted by a decrease in inventories of $127.1 million and a decrease in accounts receivable of $16.7 million, partially offset by a decrease in other operating liabilities of $47.9 million, an increase in other operating assets of $5.6 million, a decrease in income taxes payable of $4.3 million, and a decrease in accounts payable of $3.4 million. Operating cash flows included non-cash add back for depreciation and amortization expense adjustment of $26.2 million, deferred income tax adjustment of $21.4 million, stock-based compensation expense adjustment of $19.1 million, environmental and other related costs, net of cash payments and recoveries received cash outflow of $13.3 million, the impairment of long-lived assets of $9.3 million, gain on sale of business, trademarks and long-lived assets of $8.5 million, and pension expense adjustment of $0.2 million.
Investing Activities
The Company made capital expenditures of $20.2 million and $14.6 million in years 2024 and 2023, respectively, for building improvements, eCommerce site enhancements, new retail stores, distribution operations improvements and information system enhancements. The current year activity includes proceeds from the sale of businesses and trademarks of $102.4 million and company-owned life insurance policy liquidations of $7.9 million.
Financing Activities
The current year debt activity includes net payments under the Revolving Facility of $235.0 million, payments on long-term debt of $39.2 million and proceeds from company-owned life insurance policies of $7.0 million. The Company paid $2.6 million and $5.8 million in 2024 and 2023, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans. The Company received $31.2 million from noncontrolling interests in 2023.
The Company declared cash dividends of $0.40 per share in each of 2024 and 2023. Dividends paid totaled $32.5 million and $32.6 million for 2024 and 2023, respectively. A quarterly dividend of $0.10 per share was declared on February 5, 2025 to shareholders of record on April 1, 2025.
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
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during the year ended December 28, 2024 related to the Company’s contract liabilities was nominal.

Inventory
The Company values its inventory at the lower of cost or net realizable value. Cost is determined by the last-in, first out ("LIFO") method for certain domestic finished product inventories. Cost is determined using the first-in, first-out (“FIFO”) method for all raw materials, work-in-process and finished product inventories in foreign countries and certain domestic finished product inventories. The average cost of inventory is used for finished product inventories of the Company’s U.S. retail store business inventory. The Company has applied these inventory cost valuation methods consistently from year to year.
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
Goodwill and Indefinite-Lived Intangible Assets
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
The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. The Company did not recognize any impairment charges for goodwill during 2024 and 2023. In the fourth quarter of 2022, after completion of the annual impairment testing, the Company recorded a $48.4 million impairment charge for Sweaty Betty® goodwill. The Company did not recognize any impairment charges for indefinite-lived intangible assets during 2024. In the third quarter of 2023, after completion of impairment testing, the Company recorded a $38.3 million impairment charge for the Sperry® trade name. In the fourth quarter of 2022, the Company recognized impairment charges of $191.0 million for the Sperry® trade name and $189.3 million for the Sweaty Betty® trade name. Refer to Note 4, “Goodwill and Other Intangible Assets” for additional discussion of the Sweaty Betty® goodwill impairment and the Sweaty Betty® and Sperry® trade name impairments.
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
The Company utilizes a bond matching calculation to determine the discount rate used to calculate its year-end pension liability and subsequent year pension expense. A hypothetical bond portfolio is created based on a presumed purchase of individual bonds to settle the plans' expected future benefit payments. The discount rate is the resulting yield of the hypothetical bond portfolio. The bonds selected are listed as high grade by at least two recognized ratings agency and are non-callable, currently purchasable and non-prepayable. The calculated discount rate was 5.75% at December 28, 2024, compared to 5.30% at December 30, 2023. Pension expense is also impacted by the expected long-term rate of return on plan assets, which the Company has determined to be 6.96% and 6.88% for fiscal 2024 and 2023, respectively. This rate is based on both actual historical rates of return experienced by the pension assets and the long-term rate of return of a composite portfolio of equity and fixed income securities that reflects the approximate diversification of the pension assets.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, the United Kingdom, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. At December 28, 2024 and December 30, 2023, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $263.5 million and $269.0 million, respectively, with maturities ranging up to 531 and 531 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. At December 28, 2024, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $16.5 million from their value at December 30, 2023. At December 30, 2023, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $16.8 million from their value at December 31, 2022.
Interest Rate Risk
The Company is exposed to interest rate changes primarily as a result of interest expense on the Incremental Term Loan borrowings and any borrowings under the Revolving Facility. The Company’s total variable-rate debt was $102.5 million at December 28, 2024 and the Company held a forward-dated interest rate swap agreement, denominated in U.S. dollars that will effectively convert $16.7 million of this amount to fixed-rate debt. The interest rate swap derivative instrument is held and used by the Company as a tool for managing interest rate risk. The counterparty to the swap instrument is a large financial institution that the Company believes is of high-quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of the interest rate swap was determined to be a net asset of $0.2 million as of December 28, 2024. As of December 28, 2024, the weighted-average interest rate on the Company’s variable-rate debt, net of the impact of the interest rate swap, was 5.84%. Based on the level of variable-rate debt outstanding as of that date, a 100 basis point increase in the weighted-average interest rate would have increased the Company’s annual pre-tax interest expense by approximately $0.9 million. The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

Item 8.    Financial Statements and Supplementary Data

Table of Contents
Consolidated Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year
(In millions, except per share data)	2024	2023	2022
Revenue	$1,755.0	$2,242.9	$2,684.8
Cost of goods sold	973.5	1,370.4	1,614.4
Gross profit	781.5	872.5	1,070.4
Selling, general and administrative expenses	690.0	856.2	906.4
Gain on sale of businesses, trademarks and long-lived assets	(8.5)	(90.4)	(90.0)
Impairment of long-lived assets	9.3	185.3	428.7
Environmental and other related costs (income), net of recoveries	(10.3)	(10.4)	33.7
Operating profit (loss)	101.0	(68.2)	(208.4)
Other expenses:
Interest expense, net	42.7	63.5	47.3
Other expense (income), net	(3.3)	2.5	(2.8)
Total other expenses	39.4	66.0	44.5
Earnings (loss) before income taxes	61.6	(134.2)	(252.9)
Income tax expense (benefit)	10.1	(95.0)	(63.8)
Net earnings (loss)	51.5	(39.2)	(189.1)
Less: net earnings (loss) attributable to noncontrolling interests	3.6	0.4	(0.8)
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$47.9	$(39.6)	$(188.3)
Net earnings (loss) per share (see Note 3):
Basic	$0.58	$(0.51)	$(2.37)
Diluted	$0.58	$(0.51)	$(2.37)
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year
(In millions)	2024	2023	2022
Net earnings (loss)	$51.5	$(39.2)	$(189.1)
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	(17.6)	17.3	(76.8)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) arising during the period, net of taxes of $4.4, $(1.4) and $7.9	12.1	(4.8)	25.4
Reclassification adjustments included in net earnings (loss), net of taxes of $(1.2), $(4.6) and $(4.7)	(3.7)	(14.2)	(14.6)
Pension adjustments:
Net actuarial gain (loss) arising during the period, net of taxes of $0.8, $(2.0) and $6.3	3.2	(7.5)	22.6
Amortization of prior actuarial losses, net of taxes of $(0.3), $(0.2) and $2.4	(1.4)	(0.5)	8.9
Curtailment gain, net of taxes of $0.3	—	0.9	—
Settlement loss, net of taxes of $0.3	0.7	—	—
Other comprehensive loss	(6.7)	(8.8)	(34.5)
Less: other comprehensive income (loss) attributable to noncontrolling interests	(1.1)	0.5	(0.5)
Other comprehensive loss attributable to Wolverine World Wide, Inc.	(5.6)	(9.3)	(34.0)

Comprehensive income (loss)	44.8	(48.0)	(223.6)
Less: comprehensive income (loss) attributable to noncontrolling interests	2.5	0.9	(1.3)
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	$42.3	$(48.9)	$(222.3)
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In millions, except share data)	December 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$152.1	$179.0
Accounts receivable, less allowances of $8.9 and $18.3	209.4	230.8
Finished products, net	237.8	371.6
Raw materials and work-in-process, net	2.8	2.0
Total inventories	240.6	373.6
Prepaid expenses and other current assets	86.4	81.1
Current assets held for sale	—	160.6
Total current assets	688.5	1,025.1
Property, plant and equipment, net of accumulated depreciation of $232.3 and $255.2	89.7	96.3
Lease right-of-use assets	102.1	118.2
Goodwill	424.6	427.1
Indefinite-lived intangibles	173.0	174.1
Amortizable intangibles, net	31.5	34.9
Deferred income taxes	93.7	116.4
Other assets	65.7	70.7
Total assets	$1,668.8	$2,062.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$200.9	$206.0
Accrued salaries and wages	35.1	37.1
Other accrued liabilities	183.4	252.4
Lease liabilities	33.7	34.7
Current maturities of long-term debt	10.0	10.0
Borrowings under revolving credit agreements	70.0	305.0
Current liabilities held for sale	—	24.2
Total current liabilities	533.1	869.4
Long-term debt, less current maturities	568.0	605.8
Accrued pension liabilities	71.4	78.4
Deferred income taxes	29.0	26.9
Lease liabilities, noncurrent	116.0	132.4
Other liabilities	34.8	49.9
Stockholders’ equity
Common stock – par value $1, authorized 320,000,000 shares; 113,721,605, and 112,953,782 shares issued	113.7	113.0
Additional paid-in capital	382.7	364.0
Retained earnings	849.5	834.8
Accumulated other comprehensive loss	(147.8)	(142.2)
Cost of shares in treasury; 33,392,585, and 33,403,280 shares	(890.8)	(891.0)
Total Wolverine World Wide, Inc. stockholders’ equity	307.3	278.6
Noncontrolling interest	9.2	21.4
Total stockholders’ equity	316.5	300.0
Total liabilities and stockholders’ equity	$1,668.8	$2,062.8
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Year
(In millions)	2024	2023	2022
OPERATING ACTIVITIES
Net earnings (loss)	$51.5	$(39.2)	$(189.1)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26.2	35.1	34.6
Deferred income taxes	21.4	(95.8)	(105.7)
Stock-based compensation expense	19.1	15.2	33.4
Pension and SERP expense	0.2	0.7	9.3
Impairment of long-lived assets	9.3	185.3	428.7
Environmental and other related costs	(13.3)	(55.1)	(23.0)
Gain on sale of businesses, trademarks and long-lived assets	(8.5)	(90.4)	(90.0)
Other	(8.4)	(2.0)	(2.7)
Changes in operating assets and liabilities:
Accounts receivable	16.7	2.8	84.5
Inventories	127.1	286.5	(428.9)
Other operating assets	(5.6)	(16.8)	(21.1)
Accounts payable	(3.4)	(65.6)	62.6
Income taxes	(4.3)	(2.3)	2.4
Other operating liabilities	(47.9)	(36.6)	26.1
Net cash provided by (used in) operating activities	180.1	121.8	(178.9)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(20.2)	(14.6)	(36.5)
Investment in joint ventures	—	—	(2.8)
Proceeds from sale of businesses, intangible assets and other assets, net of cash disposed of	102.4	188.9	90.0
Proceeds from company-owned life insurance policy liquidations	7.9	—	—
Other	(3.3)	(2.7)	3.9
Net cash provided by investing activities	86.8	171.6	54.6
FINANCING ACTIVITIES
Payments under revolving credit agreements	(619.0)	(743.0)	(740.0)
Borrowings under revolving credit agreements	384.0	623.0	940.0
Proceeds from company-owned life insurance policies	7.0	—	30.5
Payments on long-term debt	(39.2)	(118.3)	(10.0)
Payments of debt issuance and debt extinguishment costs	—	(0.9)	—
Cash dividends paid	(32.5)	(32.6)	(32.8)
Purchase of common stock for treasury	—	—	(81.3)
Employee taxes paid under stock-based compensation plans	(2.6)	(5.8)	(7.7)
Proceeds from the exercise of stock options	3.1	0.1	1.4
Contributions from noncontrolling interests	—	31.2	7.0
Net cash provided by (used in) financing activities	(299.2)	(246.3)	107.1
Effect of foreign exchange rate changes	(0.2)	2.0	(9.0)
Increase (decrease) in cash and cash equivalents	(32.5)	49.1	(26.2)
Cash and cash equivalents at beginning of the year	184.6	135.5	161.7
Cash and cash equivalents at end of the year	$152.1	$184.6	$135.5
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows – continued

	Fiscal Year
(In millions)	2024	2023	2022
OTHER CASH FLOW INFORMATION
Interest paid	$44.1	$63.5	$43.0
Net income taxes paid	20.0	27.0	44.3
NON-CASH INVESTING AND FINANCING ACTIVITY
Additions to property, plant and equipment not yet paid	1.3	0.3	3.3
See accompanying notes to consolidated financial statements.

Cash and cash equivalents as of December 30, 2023 in the Consolidated Statements of Cash Flows includes $5.6 million of cash and cash equivalents that are classified as held for sale that are not included in cash and cash equivalents in the Consolidated Balance Sheets.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at January 1, 2022	$111.6	$298.9	$1,128.2	$(98.9)	$(810.2)	$14.8	$644.4
Net loss			(188.3)			(0.8)	(189.1)
Other comprehensive loss				(34.0)		(0.5)	(34.5)
Shares issued, net of shares forfeited under stock incentive plans (495,502 shares)	0.5	(8.2)					(7.7)
Shares issued for stock options exercised, net (74,482 shares)	0.1	1.3					1.4
Stock-based compensation expense		33.4					33.4
Cash dividends declared ($0.40 per share)			(32.7)				(32.7)
Issuance of treasury shares (5,973 shares)		—			0.2		0.2
Purchase of common stock for treasury (3,815,164 shares)					(81.3)		(81.3)
Capital contribution from noncontrolling interests						7.0	7.0
Other						$(2.1)	$(2.1)
Balance at December 31, 2022	$112.2	$325.4	$907.2	$(132.9)	$(891.3)	$18.4	$339.0
Net earnings (loss)			(39.6)			0.4	(39.2)
Other comprehensive income (loss)				(9.3)		0.5	(8.8)
Shares issued, net of shares forfeited under stock incentive plans (745,662 shares)	0.8	(6.7)					(5.9)
Shares issued for stock options exercised, net (6,042 shares)	—	0.1					0.1
Stock-based compensation expense		15.2					15.2
Cash dividends declared ($0.40 per share)			(32.8)				(32.8)
Issuance of treasury shares (9,924 shares)		(0.1)			0.3		0.2
Capital contribution from noncontrolling interests		30.1				2.1	32.2
Balance at December 30, 2023	$113.0	$364.0	$834.8	$(142.2)	$(891.0)	$21.4	$300.0
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity – continued

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 30, 2023	$113.0	$364.0	$834.8	$(142.2)	$(891.0)	$21.4	$300.0
Net earnings			47.9			3.6	51.5
Other comprehensive loss				(5.6)		(1.1)	(6.7)
Shares issued, net of shares forfeited under stock incentive plans (579,868 shares)	0.5	(3.1)					(2.6)
Shares issued for stock options exercised, net (187,955 shares)	0.2	2.9					3.1
Stock-based compensation expense		19.1					19.1
Cash dividends declared ($0.40 per share)			(33.2)				(33.2)
Issuance of treasury shares (10,695 shares)		(0.2)			0.2		—
Divestiture						(14.7)	(14.7)
Balance at December 28, 2024	$113.7	$382.7	$849.5	$(147.8)	$(890.8)	$9.2	$316.5
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years 2024, 2023 and 2022
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
Effective August 23, 2023, the Company completed the sale of the U.S. Leathers business and effective December 28, 2023, the Company completed the sale of the Asia-based Leathers business. See Note 20 for further discussion.
Effective January 1, 2024, the Company completed the sale of the Company’s equity interests in joint venture entities that sourced and marketed Merrell® and Saucony® footwear and apparel products in China. See Note 20 for further discussion.
Effective January 10, 2024, the Company completed the sale of the Sperry® business. See Note 20 for further discussion.
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
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal years 2024, 2023 and 2022 each had 52 weeks.
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
Payment terms for the Company's revenue vary by sales channel. Standard credit terms apply to the Company's wholesale receivables, while payment is rendered at the time of sale within the direct-to-consumer channel. The timing of revenue recognition, billings and cash collections results in billed accounts receivable and customer advances (contract liabilities) on the consolidated balance sheets. Generally, billing occurs commensurate to revenue recognition resulting in contract assets. See Note 6 for additional information.
Cost of Goods Sold
Cost of goods sold includes the actual product costs, including inbound freight charges and certain outbound freight charges, purchasing, sourcing, inspection and receiving costs. Warehousing costs are included in selling, general and administrative expenses.
Advertising Costs
Advertising costs are expensed as incurred, except for certain materials that are expensed the first time that the advertising takes place. Advertising expenses were $140.3 million, $169.3 million and $220.7 million for fiscal years 2024, 2023 and 2022, respectively. Prepaid advertising totaled $1.3 million and $2.6 million as of December 28, 2024 and December 30, 2023, respectively.
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
Inventories
The Company values its inventory at the lower of cost or net realizable value. Cost is determined by the LIFO method for certain domestic finished product inventories. Cost is determined using the FIFO method for all raw materials, work-in-process and finished product inventories in foreign countries and certain domestic finished product inventories. The average cost of inventory is used for finished product inventories of the Company’s U.S. retail store business inventory. The Company has applied these inventory cost valuation methods consistently from year to year.
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
The Company recognizes a lease liability in current and noncurrent liabilities equal to the present value of the fixed future lease payments using an incremental borrowing rate as of the commencement date of each lease. The incremental borrowing rate is based on an interest rate that the Company would normally pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments. The Company also recognizes a right-of-use asset, which is equal to the lease liability as of December 28, 2024 adjusted for the remaining balance of accrued rent and unamortized lease incentives.
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
In 2024, the Company incurred $6.1 million in non-cash impairment charges on the long-lived property, plant and equipment and lease right-of-use assets at the Company’s distribution center in Louisville, Kentucky to adjust the carrying amount of the assets to their estimated fair value. The Louisville distribution center impairment charges were related to the Company’s transformation activities and actions to consolidate distribution operations. The long-lived assets have no fair value after the Company stopped using the distribution center.
The Company incurred $3.2 million in 2024 and $37.3 million in 2023, respectively, in non-cash impairment charges on certain Corporate U.S., U.K. and Canada office long-lived property, plant and equipment and right-of-use assets, to adjust the carrying amount of the assets to estimated fair value. The impairment charges primarily resulted from divestiture activities and consolidation of corporate office space. Fair value was estimated based on the discounted cash flows of estimated rental income from subleases net of estimated expenses.
In 2023, the Company incurred $1.9 million in non-cash impairment charges on certain Sperry® retail store assets where the estimated future cash flows did not support the net book value of the assets.
The following table provides details related to asset impairment charges recorded:

(In millions)	December 28, 2024	December 30, 2023
Lease right-of-use assets impairment	$5.9	$28.6
Property, plant and equipment impairment	3.4	10.6
Indefinite-lived trade name impairment (1)	—	38.3
Held for sale impairment of carrying value (2)	—	96.8
Impairment of Sperry® assets not sold (2)	—	11.0
Total impairment of long-lived assets	$9.3	$185.3
(1)See Note 4 for information related to the Indefinite-lived trade name impairment charge recorded in fiscal 2023.
(2)See Note 20 for information related to the held for sale carrying value impairment charge and impairment charge of Sperry® assets not sold recorded in fiscal 2023.
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
Foreign Currency
For most of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for each period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the consolidated statements of operations and were not material for fiscal years 2024, 2023 and 2022.
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
2.NEW ACCOUNTING STANDARDS
The FASB has issued the following Accounting Standards Update (“ASU”) that the Company has adopted. The following is a summary of the new standard.

Standard	Description	Effect on the Financial Statements
ASU 2023-07, Improvements to Reportable Segment Disclosures	Requires entities disclose on an annual and interim basis significant segment expense, including an amount and composition description for other segment items, and how reported measures of profit or loss are used by the chief operating decision maker in assessing segment performance and deciding how to allocate resources.	The Company adopted ASU 2023-07 for the year-ended December 28, 2024 and applied it retrospectively to all prior periods presented. Refer to Note 18, "Business Segments."

The FASB has issued the following ASUs that the Company has not yet adopted. The following is a summary of the new standards and anticipated impact of adopting these new standards.

Standard	Description	Effect on the Financial Statements
ASU 2023-09, Improvements to Income Tax Disclosures	Requires annual disclosures of prescribed standard categories for the components of the effective tax rate reconciliation, disclosure of income taxes paid disaggregated by jurisdiction, and other income-tax related disclosures. The ASU is effective on a prospective basis, with retrospective application permitted, for fiscal years after December 15, 2024.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.
ASU 2024-03, Disaggregation of Income Statement Expenses	Requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.
3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(In millions, except per share data)	2024	2023	2022
Numerator:
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$47.9	$(39.6)	$(188.3)
Less: net earnings attributed to participating share-based awards	(1.6)	(0.7)	(0.6)
Net earnings (loss) used to calculate earnings per share	$46.3	$(40.3)	$(188.9)
Denominator:
Weighted average shares outstanding	80.0	79.4	79.7
Net earnings (loss) per share:
Basic	$0.58	$(0.51)	$(2.37)
Diluted	$0.58	$(0.51)	$(2.37)
For fiscal years 2024, 2023 and 2022, 1,592,297, 2,022,676 and 1,434,081 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
The Company has 2,000,000 authorized shares of $1 par value preferred stock, none of which was issued or outstanding as of December 28, 2024 or December 30, 2023. The Company has designated 150,000 shares of preferred stock as Series A junior participating preferred stock and 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance.
The Company did not repurchase Company common stock in fiscal years 2024 or 2023. The Company repurchased $81.3 million of Company common stock in fiscal year 2022 under stock repurchase plans. In addition to the stock repurchase program activity, the Company acquired $2.6 million, $5.8 million and $7.7 million of Company common stock in fiscal years 2024, 2023 and 2022, respectively, in connection with employee transactions related to stock incentive plans.
On March 7, 2024, the Company's Board of Directors approved a common stock repurchase program that authorized the repurchase of $150.0 million of common stock over a three-year period.

4.GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are as follows:

	Fiscal Year
(In millions)	2024	2023
Goodwill balance at beginning of the year	$427.1	$485.0
Sale of a business (see Note 20)	—	(20.4)
Reclassified to assets held for sale (1)	—	(43.0)
Foreign currency translation effects	(2.5)	5.5
Goodwill balance at end of the year	$424.6	$427.1
(1)Represents goodwill associated with the Sperry® business classified as held for sale as of fiscal 2023, refer to Note 20.
Goodwill balances are net of accumulated impairment charges. Accumulated impairment charges were $48.4 million as of December 28, 2024 and December 30, 2023, and are related to the Sweaty Betty® reporting unit, which is part of the Active reportable segment.
The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. The Company did not recognize any impairment charges for goodwill and indefinite-lived intangible assets during 2024 and did not recognize any impairment charges for goodwill during 2023. The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $173.0 million and $174.1 million as of December 28, 2024 and December 30, 2023, respectively. In the third quarter of 2023, due to the continued lower current year performance of the Sperry® brand, the Company determined that a triggering event had occurred requiring impairment testing of the Sperry® trade name. Based on the results of the impairment testing, the Company recognized impairment charges of $38.3 million to the Sperry® trade name. The impairment charge was due to reductions in future cash flow assumptions mainly due to decreases in anticipated future performance and an increase in the discount rate used in the valuation. In the fourth quarter of fiscal 2022, after the completion of the annual impairment testing, the Company recognized impairment charges of $191.0 million and $189.3 million to the Sperry® and Sweaty Betty® trade names, respectively.
For the Sweaty Betty® reporting unit included in the fiscal 2024 annual impairment test, the estimated fair value of the reporting unit exceeded the carrying value by 3%. The Sweaty Betty® trade name was valued using the income approach, specifically the multi-period excess earnings method. The key assumptions used in the valuation were revenue growth, EBITDA margin, and the discount rate. Although the Company believes the estimates and assumptions used in the valuation were appropriate, it is possible assumptions could change in future periods. The risk of future impairment to the Sweaty Betty® trade name and Sweaty Betty® goodwill depend on assumptions used in the determination of the trade name's and reporting unit's fair value, such as revenue growth, EBITDA margin, taxes, depreciation and amortization margin, discount rate, and assumed tax rate, or if macroeconomic conditions deteriorate and adversely affect the values of the Company's Sweaty Betty® trade name and the Sweaty Betty® reporting unit. A future impairment charge of the Sweaty Betty® trade name and the Sweaty Betty® reporting unit goodwill could have an adverse material effect on the Company's consolidated financial results The carrying values of the Company’s Sweaty Betty® trade name indefinite-lived intangible asset and the Sweaty Betty® reporting unit goodwill were $98.4 million and $52.4 million, respectively, as of December 28, 2024.
Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives. The combined gross carrying values and accumulated amortization for these amortizable intangibles are as follows:

	December 28, 2024
(In millions)	Gross carrying value	Accumulated amortization	Net	Average remaining life (years)
Customer relationships	$58.8	$31.2	$27.6	9
Other	23.1	19.2	3.9	3
Total	$81.9	$50.4	$31.5

	December 30, 2023
(In millions)	Gross carrying value	Accumulated amortization	Net	Average remaining life (years)
Customer relationships	$59.6	$28.1	$31.5	9
Other	21.3	17.9	3.4	3
Total	$80.9	$46.0	$34.9

Amortization expense for these amortizable intangible assets was $4.8 million, $7.2 million and $7.9 million for fiscal years 2024, 2023 and 2022, respectively. Estimated aggregate amortization expense for such intangibles for the fiscal years subsequent to December 28, 2024 is as follows:

(In millions)	2025	2026	2027	2028	2029
Amortization expense	$4.5	$4.2	$4.0	$3.7	$3.3
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

The proceeds of the RPA are classified as operating activities in the Company's Consolidated Statement of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $451.7 million and $613.9 million in fiscal years 2024 and 2023, respectively, and total cash collections under the RPA were $433.3 million and $662.7 million in fiscal years 2024 and 2023, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

As of the fiscal years ended December 28, 2024 and December 30, 2023, the amount sold to the Purchasers was $112.4 million and $93.9 million, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Rockford ARS maintains a certain level of unsold receivables, which was $64.9 million and $62.3 million as of the fiscal years ended December 28, 2024 and December 30, 2023, respectively.
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

	Fiscal Year
(in millions)	2024	2023	2022
Active Group:
Wholesale	$815.7	$999.1	$1,086.6
Direct-to-consumer	430.4	440.0	483.6
Total	1,246.1	1,439.1	1,570.2
Work Group:
Wholesale	409.9	428.6	532.0
Direct-to-consumer	45.4	52.0	58.5
Total	455.3	480.6	590.5
Other:
Wholesale	45.5	232.8	374.4
Direct-to-consumer	8.1	90.4	149.7
Total	53.6	323.2	524.1
Total revenue	$1,755.0	$2,242.9	$2,684.8

The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company is due $39.4 million of remaining fixed transaction price under its license agreements as of December 28, 2024, which it expects to recognize per the terms of its contracts over the course of time through December 2028. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
Reserves for Variable Consideration
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during fiscal years 2024 and 2023 related to the Company’s contract liabilities was nominal.
The Company’s contract balances are as follows:

(In millions)	December 28, 2024	December 30, 2023
Product returns reserve	$12.2	$13.1
Customer markdowns reserve	0.5	5.1
Other sales incentives reserve	3.6	4.2
Customer rebates liability	10.4	14.7
Customer advances liability	7.5	6.8
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
Product Returns
Consistent with industry practice, the Company offers limited product return rights for various return scenarios. The Company estimates the amount of product sales that may be returned by customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, and an offsetting increase to other accrued liabilities on the consolidated balance sheets. The Company believes there is sufficient current and historical information to record an estimate of the expected value of product returns although actual returns could differ from recorded amounts. The estimated cost of inventory for product returns is recorded in prepaid expenses and other current assets on the consolidated balance sheets. The estimated cost of inventory for product returns was $4.4 million and $6.1 million at December 28, 2024 and December 30, 2023, respectively.
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
7.INVENTORIES
The Company used the LIFO method to value inventories of $55.4 million and $88.8 million at December 28, 2024 and December 30, 2023, respectively. During fiscal years 2024 and 2023, changes in the LIFO reserve decreased cost of goods sold by $3.9 million and increased cost of goods sold $1.3 million, respectively. If the FIFO method had been used, inventories would have been $8.5 million and $12.3 million higher than reported at December 28, 2024 and December 30, 2023, respectively.
8.DEBT
Total debt consists of the following obligations:

(In millions)	December 28, 2024	December 30, 2023
Term Facility, due October 21, 2026	$32.5	$71.7
Senior Notes, 4.000% interest, due August 15, 2029	550.0	550.0
Borrowings under revolving credit agreements	70.0	305.0
Unamortized deferred financing costs	(4.5)	(5.9)
Total debt	$648.0	$920.8
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
The Term Facility requires quarterly principal payments with a balloon payment due on October 21, 2026. The scheduled principal payments due under the Term Facility over the next 12 months total $10.0 million as of December 28, 2024 and are recorded as current maturities of long-term debt on the consolidated balance sheets. In addition, the Company made payments towards the Term Facility in accordance with disposition proceeds language contained in the Credit Agreement.

The Revolving Facility allows the Company to borrow up to an aggregate amount of $800.0 million. The Revolving Facility also includes a $100.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Facility of $6.0 million and $6.6 million as of December 28, 2024 and December 30, 2023, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Facility.
The interest rates applicable to amounts outstanding under Term Facility and to U.S. dollar denominated amounts outstanding under the Revolving Facility are, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Credit Agreement). At December 28, 2024, the Term Facility and the Revolving Facility had a weighted-average interest rate of 5.84%.

The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Senior Credit Facilities also contain certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Senior Credit Facilities require compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Senior Credit Facilities). As of December 28, 2024, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.

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

The Company has a foreign revolving credit facility with aggregate available borrowings of $1.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of December 28, 2024 and December 30, 2023.
The Company included in interest expense the amortization of deferred financing costs of $2.6 million, $2.2 million, and $2.0 million in fiscal years 2024, 2023 and 2022, respectively.
Annual maturities of debt for the fiscal years subsequent to December 28, 2024 are as follows:

(In millions)	2025	2026	2027	2028	2029	Thereafter
Annual maturities of debt	$80.0	$22.5	$—	$—	$550.0	$—
9.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

(In millions)	December 28, 2024	December 30, 2023
Land	$0.6	$0.6
Buildings and leasehold improvements	96.0	110.0
Furniture, fixtures and equipment	150.5	169.6
Software	74.9	71.3
Gross cost	322.0	351.5
Less: accumulated depreciation	232.3	255.2
Property, plant and equipment, net	$89.7	$96.3
Depreciation expense was $21.4 million, $27.7 million and $26.7 million for fiscal years 2024, 2023 and 2022, respectively.
10.LEASES
The following is a summary of the Company’s lease cost.

	Fiscal Year
(In millions)	2024	2023
Operating lease cost	$32.0	$40.4
Variable lease cost	11.3	13.8
Short-term lease cost	1.8	4.6
Sublease income	(6.7)	(6.0)
Total lease cost	$38.4	$52.8
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Fiscal Year
(In millions)	2024	2023
Cash paid for operating lease liabilities	$44.4	$44.3
Operating lease assets obtained in exchange for lease liabilities	16.2	14.2
The weighted-average discount rate for operating leases as of December 28, 2024 is 5.1%. The weighted-average remaining lease term for operating leases as of December 28, 2024 is 7.0 years. Future undiscounted cash flows for operating leases for the fiscal periods subsequent to December 28, 2024 are as follows:

(In millions)	Operating Leases
2025	$34.0
2026	27.7
2027	23.3
2028	20.1
2029	18.5
Thereafter	54.9
Total future payments	178.5
Less: imputed interest	28.8
Recognized lease liability	$149.7
The Company did not enter into any real estate leases with commencement dates subsequent to December 28, 2024.
11.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 531 days and 531 days as of December 28, 2024 and December 30, 2023, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity.

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

The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	December 28, 2024	December 30, 2023
Foreign exchange hedge contracts	$263.5	$269.0
Interest rate swap	16.7	75.3

The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	December 28, 2024	December 30, 2023
Financial assets:
Foreign exchange hedge contracts	$9.1	$—
Interest rate swap	0.2	1.8
Financial liabilities:
Foreign exchange hedge contracts	$(0.7)	$(5.1)
Foreign exchange hedge contract financial assets are recorded to prepaid expenses and other current assets and financial liabilities are recorded to other accrued liabilities on the consolidated balance sheets. Interest rate swap financial assets are recorded to other assets on the consolidated balance sheets.
12.STOCK-BASED COMPENSATION
The Company recognized stock-based compensation expense of $19.1 million, $15.2 million and $33.4 million and related income tax benefits of $3.7 million, $2.9 million and $6.5 million for grants under its stock-based compensation plans in the statements of operations for fiscal years 2024, 2023 and 2022, respectively.
As of December 28, 2024, the Company had 5,043,053 stock incentive units (stock options, stock appreciation rights, restricted stock, restricted stock units and common stock) available for issuance under the Stock Incentive Plan of 2024 ("Stock Plan"). Each stock option or stock appreciation right granted counts as 1.0 stock incentive unit. Stock options granted under the Stock Plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date and generally vest over three years. All other awards granted, including Restricted Awards and Performance Awards, count as 1.0 stock incentive units for each share, restricted share or restricted stock unit granted. Restricted Awards issued under the Stock Plan are subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment. These restrictions typically lapse over a three-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted awards provide for accelerated vesting under various scenarios, including retirement, death and disability, and upon a change in control of the Company. Awards issued to employees that meet the specified retirement age and service requirements are vested upon the employee's retirement in accordance with plan provisions and the applicable award agreements issued under the Stock Plan. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued shares or treasury shares.
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

Restricted Awards and Performance Awards
A summary of the unvested Restricted Awards and Performance Awards is as follows:

	Restricted Awards	Weighted- Average Grant Date Fair Value	Performance Awards	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2022	1,208,000	$33.62	764,415	$35.69
Granted	980,456	25.86	437,253	27.40
Vested	(452,448)	33.37	(343,290)	37.06
Forfeited	(219,530)	30.05	(83,724)	27.31
Unvested at December 31, 2022	1,516,478	$28.95	774,654	$34.14
Granted	1,678,585	13.66	686,294	14.82
Vested	(760,333)	28.49	(186,407)	33.88
Forfeited	(494,426)	21.71	(134,237)	26.92
Unvested at December 30, 2023	1,940,304	$17.23	1,140,304	$23.78
Granted	1,961,114	8.89	1,293,404	13.21
Vested	(781,487)	17.83	(57,529)	36.68
Forfeited	(351,036)	14.01	(263,893)	16.85
Unvested at December 28, 2024	2,768,895	$11.32	2,112,286	$18.72
As of December 28, 2024, there was $17.0 million of unrecognized compensation expense related to unvested Restricted Awards, which is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of Restricted Awards vested during the year ended December 28, 2024 was $8.5 million. As of December 30, 2023, there was $19.0 million of unrecognized compensation expense related to unvested Restricted Awards, which was expected to be recognized over a weighted-average period of 1.5 years. The total fair value of Restricted Awards vested during the year ended December 30, 2023 was $11.1 million. As of December 31, 2022, there was $19.4 million of unrecognized compensation expense related to unvested Restricted Awards, which was expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Restricted Awards vested during the year ended December 31, 2022 was $10.9 million.
As of December 28, 2024, there was $8.2 million of unrecognized compensation expense related to unvested Performance Awards, which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of Performance Awards vested during the year ended December 28, 2024 was $0.5 million. As of December 30, 2023, there was $5.0 million of unrecognized compensation expense related to unvested Performance Awards, which was expected to be recognized over a weighted-average period of 1.7 years. The total fair value of Performance Awards vested during the year ended December 30, 2023 was $5.7 million. As of December 31, 2022, there was $10.8 million of unrecognized compensation expense related to unvested Performance Awards, which was expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Performance Awards vested during the year ended December 31, 2022 was $9.3 million.

Stock Options
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes-Merton formula. The estimated weighted-average fair value for each option granted was $8.46 per share for fiscal year 2022.

A summary of the stock option transactions is as follows:

	Shares Under Option	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2022	2,488,812	$22.29	3.2	$16.7
Granted	20,171	25.19
Exercised	(74,482)	18.26
Canceled	(101,091)	22.57
Outstanding at December 31, 2022	2,333,410	$22.43	2.4	$—
Exercised	(6,042)	16.51
Canceled	(366,352)	21.81
Outstanding at December 30, 2023	1,961,016	$22.56	1.7	$—
Exercised	(187,955)	16.51
Canceled	(442,532)	27.60
Outstanding at December 28, 2024	1,330,529	$21.74	1.0	$4.2
Unvested at December 28, 2024	(1,127)
Exercisable at December 28, 2024	1,329,402	$21.74	1.0	$4.2
The total pretax intrinsic value of stock options exercised during fiscal years 2024, 2023 and 2022 was $0.9 million, $0.0 million and $0.4 million, respectively. There was no unrecognized compensation expense related to stock option grants as of December 28, 2024 and as of December 30, 2023. As of December 31, 2022, there was $0.1 million of unrecognized compensation expense related to stock option awards expected to be recognized over a weighted-average period of 0.9 years.
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price as of each fiscal year end, which would have been received by the option holders had all option holders exercised options, where the market price of the Company's stock was above the strike price ("in-the-money"), as of that date. As of December 28, 2024, 750,351 outstanding options were exercisable and in-the-money. There were no in-the-money options exercisable as of December 30, 2023. The Company’s closing stock price was $22.48 per share as of December 28, 2024 and $8.89 per share as of December 30, 2023.
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
The Company has a Supplemental Executive Retirement Plan (the “SERP”) for certain current and former employees that entitles a participating employee to receive payments from the Company following retirement based on the employee’s years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle those employees to receive payments from the Company following retirement, generally for the duration of their lives. The Company maintains life insurance policies with a cash surrender value of $42.3 million at December 28, 2024 and $48.3 million at December 30, 2023 recognized as other assets on the consolidated balance sheets that are intended to partially fund deferred compensation benefits under the SERP and deferred compensation agreements.
The Company has two defined contribution 401(k) plans covering substantially all domestic employees that provide for discretionary Company contributions based on the amount of participant deferrals. The Company recognized expense for its contributions to the defined contribution plans of $4.0 million, $4.9 million and $5.6 million in fiscal years 2024, 2023 and 2022, respectively.
The Company also has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $1.4 million, $1.6 million and $1.5 million in fiscal years 2024, 2023 and 2022, respectively. The Company also has a benefit plan at a foreign location that provides for retirement benefits based on years of service. The obligation recorded under this plan was $0.1 million at December 28, 2024 and $0.6 million at December 30, 2023 and was recognized as a deferred compensation liability on the consolidated balance sheets.
The following summarizes the status of and changes in the Company’s assets and related obligations for its pension plans (which include the Company’s defined benefit pension plans and the SERP) for the fiscal years 2024 and 2023:

	Fiscal Year
(In millions)	2024	2023
Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$345.2	$328.2
Service cost pertaining to benefits earned during the year	2.8	3.1
Interest cost on projected benefit obligations	17.8	17.8
Actuarial loss (gain)	(22.3)	15.7
Benefits paid to plan participants	(31.0)	(17.5)
Curtailment	—	(2.1)
Settlement	(9.1)	—
Projected benefit obligations at end of the year	$303.4	$345.2
Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$262.7	$251.4
Actual return on plan assets	1.2	24.7
Company contributions - SERP	4.1	3.9
Benefits paid to plan participants	(31.0)	(17.3)
Settlement	(9.1)	—
Fair value of pension assets at end of the year	$227.9	$262.7
Funded status	$(75.5)	$(82.5)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(4.1)	$(4.1)
Accrued pension liabilities	(71.4)	(78.4)
Funded status of qualified defined benefit plans and SERP	$(75.5)	$(82.5)
Unrecognized net actuarial loss recognized in accumulated other comprehensive income was $7.6 million and $10.7 million, and amounts net of tax were $6.3 million and $8.7 million, as of December 28, 2024 and December 30, 2023, respectively. The accumulated benefit obligations for all defined benefit pension plans and the SERP were $294.0 million at December 28, 2024 and $334.7 million at December 30, 2023. The decrease in benefit obligation for fiscal 2024 was the result of benefits paid to plan participants and actuarial gains caused by changes to the discount rate. The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension income during fiscal 2025 is $1.7 million.
The following is a summary of net pension and SERP expense recognized by the Company:

	Fiscal Year
(In millions)	2024	2023	2022
Service cost pertaining to benefits earned during the year	$2.8	$3.1	$5.3
Interest cost on projected benefit obligations	17.8	17.8	13.2
Expected return on pension assets	(19.6)	(18.5)	(20.5)
Net amortization loss (gain)	(1.7)	(0.7)	11.3
Curtailment	—	(1.0)	—
Settlement	0.9	—	—
Net pension expense	$0.2	$0.7	$9.3
Less: SERP expense	4.1	3.9	3.8
Qualified defined benefit pension plans expense (income)	$(3.9)	$(3.2)	$5.5
The non-service cost components of net pension expense is recorded in the Other expense (income), net line item on the consolidated statements of operations and comprehensive income.

The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company’s pension and post-retirement plans are as follows:

	Fiscal Year
	2024	2023
Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	5.75%	5.30%
Rate of compensation increase - pension	4.31%	4.09%
Rate of compensation increase - SERP	7.00%	7.00%
Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	5.30%	5.56%
Expected long-term rate of return on plan assets	6.96%	6.88%
Rate of compensation increase - pension	4.09%	4.13%
Rate of compensation increase - SERP	7.00%	7.00%
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
The long-term rate of return is based on overall market expectations for a balanced portfolio with an asset mix similar to the Company’s, utilizing historic returns for broad market and fixed income indices. The Company’s investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. The target investment allocations as of December 28, 2024 were 44% in equity securities and 56% in fixed income securities. Within the equity and fixed income classifications, the investments are diversified. The Company’s asset allocations by asset category and fair value measurement are as follows:

	December 28, 2024			December 30, 2023
(In millions)	Total		% of Total	Total		% of Total
Equity securities	$104.8	[1]	46.0%	$122.7	[1]	46.7%
Fixed income securities	79.6	[1]	34.9%	85.8	[1]	32.7%
Cash	41.9		18.4%	52.4		19.9%
Other	1.6	[2]	0.7%	1.8	[2]	0.7%
Fair value of plan assets	$227.9		100.0%	$262.7		100.0%
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
The Company does not expect to make any contributions to its qualified defined benefit pension plans in fiscal 2025 and expects to make $4.1 million in contributions to the SERP in fiscal 2025.
Expected benefit payments for the fiscal years subsequent to December 28, 2024 are as follows:

(In millions)	2025	2026	2027	2028	2029	2030-2034
Expected benefit payments	$19.7	$20.2	$20.6	$20.9	$21.1	$108.6

14.INCOME TAXES
The geographic components of earnings (loss) before income taxes are as follows:

	Fiscal Year
(In millions)	2024	2023	2022
United States	$13.8	$(115.2)	$(94.6)
Foreign	47.8	(19.0)	(158.3)
Earnings (loss) before income taxes	$61.6	$(134.2)	$(252.9)
The provisions for income tax expense (benefit) consist of the following:

	Fiscal Year
(In millions)	2024	2023	2022
Current expense:
Federal	$10.1	$(0.6)	$22.7
State	0.2	(1.7)	4.0
Foreign	3.4	1.3	28.2
Deferred expense (benefit):
Federal	(3.9)	(88.5)	(52.9)
State	0.2	0.1	(4.9)
Foreign	0.1	(5.6)	(60.9)
Income tax expense (benefit)	$10.1	$(95.0)	$(63.8)

A reconciliation of the Company’s total income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

	Fiscal Year
(In millions)	2024	2023	2022
Income taxes at U.S. statutory rate of 21%	$13.0	$(28.2)	$(53.1)
State income taxes, net of federal income tax	(3.1)	(2.0)	(2.3)
Foreign earnings taxed at rates different from the U.S. statutory rate:
Hong Kong	(6.3)	(7.3)	(14.2)
Italy	0.1	(2.5)	0.3
United Kingdom	0.2	2.3	(1.1)
Other	2.1	3.9	2.9
Adjustments for uncertain tax positions	(0.8)	(1.3)	(0.9)
Change in valuation allowance	0.5	29.0	2.1
Tax impact of impairment in foreign jurisdiction	—	—	3.0
Global Intangible Low Tax Income tax	—	1.5	3.8
Foreign Derived Intangible Income tax benefit	—	—	(8.2)
Non-deductible executive compensation	1.4	(0.8)	3.3
Permanent adjustments related to employee share based compensation	2.2	4.2	1.6
Permanent adjustment related to goodwill divested	—	4.3	—
Capital loss from sale of subsidiary and changes to capital loss	1.6	(95.7)	—
Permanent adjustments and non-deductible expenses	(0.1)	(1.2)	(1.4)
Other	(0.7)	(1.2)	0.4
Income tax expense (benefit)	$10.1	$(95.0)	$(63.8)

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

(In millions)	December 28, 2024	December 30, 2023
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$2.0	$16.0
Deferred compensation accruals	6.0	6.1
Accrued pension expense	17.9	19.7
Stock-based compensation	5.8	7.0
Net operating loss and foreign tax credit carryforwards	75.8	56.6
Capital loss carryforwards	23.7	60.4
Tenant lease expenses	9.3	10.6
Environmental reserve	10.9	14.8
Other	9.3	10.0
Total gross deferred income tax assets	160.7	201.2
Less valuation allowance	(56.2)	(55.6)
Net deferred income tax assets	104.5	145.6
Deferred income tax liabilities:
Intangible assets	(30.5)	(48.9)
Tax over book depreciation and amortization	(3.2)	(3.4)
Other	(6.2)	(3.8)
Total deferred income tax liabilities	(39.9)	(56.1)
Net deferred income tax asset (liabilities)	$64.6	$89.5
The valuation allowance for deferred income tax assets as of December 28, 2024 and December 30, 2023 was $56.2 million and $55.6 million, respectively. The net increase in the total valuation allowance during fiscal 2024 was $0.6 million. The valuation allowance for both years is primarily related to U.S. state and local net operating loss carryforwards as well as a valuation allowance against state deferred tax assets for certain U.S. legal entities, U.S. federal capital loss carryforwards, foreign net operating loss carryforwards and tax credit carryforwards in foreign jurisdictions. The ultimate realization of the deferred tax assets depends on the generation of future taxable income in foreign jurisdictions as well as state and local tax jurisdictions, and capital gains in the U.S. tax jurisdiction. The current year change in the valuation allowance results in a decrease against the state deferred tax assets of $0.4 million, an increase related to state net operating loss carryforward of $3.9 million, a decrease related to U.S. federal capital loss carryforward of $0.4 million, and a net decrease relating to the foreign net operating losses and foreign tax credits and other deferred tax assets of $2.5 million.
At December 28, 2024, the Company had foreign net operating loss carryforwards of $33.3 million, which have expirations ranging from 2025 to an unlimited term during which they are available to offset future foreign taxable income. The Company had U.S. federal capital loss carryforwards, federal net operating loss carryforwards and Internal Revenue Code section 163(j) interest expense carryforwards of $103.5 million, $44.1 million, and $107.9 million respectively, which have expirations ranging from 2029 to an unlimited term during which they are available to offset future U.S. federal taxable income. The Company had state net operating loss carryforwards and Internal Revenue Code section 163(j) interest expense carryforwards of $302.8 million and $114.6 million respectively, which have expirations ranging from 2025 to an unlimited term during which they are available to offset future state taxable income. The Company also had tax credit carryforwards in foreign jurisdictions of $2.6 million, which are available for an unlimited carryforward period to offset future foreign taxes.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year
(In millions)	2024	2023
Unrecognized tax benefits at beginning of the year	$2.6	$9.0
Increases related to current year tax positions	0.2	0.3
Decreases related to prior year positions	—	(5.1)
Decreases relating to settlements with taxing authorities	(0.7)	(0.7)
Decrease due to lapse of statute	(0.5)	(0.9)
Unrecognized tax benefits at end of the year	$1.6	$2.6

The portion of the unrecognized tax benefits that, if recognized currently, would reduce the annual effective tax rate was $1.6 million and $2.6 million as of December 28, 2024 and December 30, 2023, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. Interest accrued related to unrecognized tax benefits was $0.3 million and $0.5 million as of December 28, 2024 and December 30, 2023, respectively.
The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits. However, any payment of tax is not expected to be material to the consolidated financial statements. For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2020.
The Company intends to repatriate cash held in foreign jurisdictions and as such has recorded a deferred tax liability related to additional state taxes and foreign withholding taxes on the future dividends received in the U.S. from the foreign subsidiaries of $1.5 million and $1.1 million for fiscal years 2024 and 2023. The Company intends to permanently reinvest all non-cash undistributed earnings outside of the U.S. and has, therefore, not established a deferred tax liability on the amount of non-cash foreign undistributed earnings of $37.9 million at December 28, 2024. However, if these non-cash undistributed earnings were repatriated, the Company would be required to accrue and pay applicable U.S. taxes and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these non-cash unremitted earnings due to the complexity of the hypothetical calculation.
15.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during fiscal years 2024 and 2023 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at December 31, 2022	$(133.1)	$1.9		$(1.7)		$(132.9)
Other comprehensive income (loss) before reclassifications (1)	12.6	(4.8)		(6.6)		1.2
Amounts reclassified from accumulated other comprehensive income (loss)	4.2	(18.8)	(2)	(0.7)	(3)	(15.3)
Income tax (expense) benefit	—	4.6		0.2		4.8
Net reclassifications	4.2	(14.2)		(0.5)		(10.5)
Net current-period other comprehensive income (loss) (1)	16.8	(19.0)		(7.1)		(9.3)
Balance at December 30, 2023	$(116.3)	$(17.1)		$(8.8)		$(142.2)
Other comprehensive income (loss) before reclassifications (1)	(16.7)	12.1		3.9		(0.7)
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	(4.9)	(2)	(1.7)	(3)	(6.4)
Income tax benefit	—	1.2		0.3		1.5
Net reclassifications	0.2	(3.7)		(1.4)		(4.9)
Net current-period other comprehensive income (loss) (1)	(16.5)	8.4		2.5		(5.6)
Balance at December 28, 2024	$(132.8)	$(8.7)		$(6.3)		$(147.8)
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	December 28, 2024	December 30, 2023
Financial assets:
Derivatives	$9.3	$1.8
Financial liabilities:
Derivatives	$(0.7)	$(5.1)
The fair value of foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts.
Nonrecurring Fair Value Measurements
Indefinite-lived intangible assets and goodwill are tested annually, or if a triggering event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). In the third quarter of 2023, based on the results of the impairment testing, the Company recognized impairment charges of $38.3 million to the Sperry® trade name. Refer to Note 4, “Goodwill and Other Intangible Assets” for additional discussion on the Sperry® trade name impairment.

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

(In millions)	December 28, 2024	December 30, 2023
Carrying value	$648.0	$920.8
Fair value	587.0	813.3
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
Individual and Class Action Litigation
Beginning in late 2017, individual lawsuits and three putative class action lawsuits were filed against the Company that raise a variety of claims, including claims related to property, remediation, and human health effects. The three putative class action lawsuits were subsequently refiled in the U.S. District Court for the Western District of Michigan as a single consolidated putative class action lawsuit. 3M Company has been named as a co-defendant in the individual lawsuits and consolidated putative class action lawsuit. In addition, the current owner of a former landfill and gravel mining operation sued the Company seeking damages and cost recovery for property damage allegedly caused by the Company’s disposal of tannery waste containing PFAS. The owner of another former landfill filed notice threatening suit and sent a demand letter to the Company seeking recovery for damages allegedly caused by the Company’s disposal of tannery waste containing PFAS (this notice, the former landfill and gravel mining suit and the individual lawsuits and putative class action, collectively, the “Litigation Matters”).
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

For certain of the Litigation Matters described above, and as a result of developments during the 2024 fiscal year, the Company increased its accrual by $6.0 million. The Company made related payments of $1.0 million in connection with the Litigation Matters described above during fiscal year 2024. As of December 28, 2024, the Company had recorded liabilities of $10.1 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities and other liabilities in the consolidated balance sheets.
In December 2018, the Company filed a lawsuit against certain of its historic liability insurers, seeking to compel them to provide a defense against the Litigation Matters on the Company's behalf and coverage for remediation efforts undertaken by, and indemnity provided by, the Company. Following the last recovery payment recieved, the lawsuit was dismissed in December 2024. The Company recognized certain recoveries from legacy insurance policies in 2024 and 2023.

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
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Fiscal Year
(In millions)	2024	2023
Remediation liability at beginning of the year	$57.9	$74.1
Changes in estimate	7.1	(5.8)
Amounts paid	(25.3)	(10.4)
Remediation liability at the end of the year	$39.7	$57.9
The reserve balance as of December 28, 2024 includes $19.4 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $20.3 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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

Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal years subsequent to December 28, 2024 are as follows:

(In millions)	2025	2026	2027	2028	2029	Thereafter
Minimum royalties	$1.1	$1.2	$1.3	$1.4	$1.5	$—
Minimum advertising	3.0	3.1	3.2	3.3	—	—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $1.4 million, $1.5 million and $2.3 million for fiscal years 2024, 2023 and 2022, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $5.9 million, $6.9 million and $6.5 million for fiscal years 2024, 2023 and 2022, respectively.
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
The Company's operating segments are the Active Group, Work Group, and Sweaty Betty®. Sweaty Betty® and the Active Group were evaluated and combined into one reportable segment because they meet the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance. The Company's chief operating decision maker is the President and Chief Executive Officer. The chief operating decision maker uses segment operating profit to assess the performance of and to allocate resources to each segment.
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
Company management uses various financial measures to evaluate the performance of the reportable segments. The following is a summary of certain key financial measures for the respective fiscal periods indicated. The significant expense categories and amounts align with the segment-level information that is regularly provided to the Company's chief operating decision maker.

	2024
(In millions)	Active Group	Work Group	Other	Corporate	Total
Revenue	$1,246.1	$455.3	$53.6	$—	$1,755.0
Cost of goods sold	674.4	295.8	13.2	(9.9)	973.5
Selling, general and administrative expenses	386.8	90.3	9.1	194.3	680.5
Operating income	$184.9	$69.2	$31.3	$(184.4)	$101.0
Interest expense, net					42.7
Other income, net					(3.3)
Earnings before income taxes					$61.6

Depreciation and amortization expense:	$6.7	$0.4	$1.9	$17.2	$26.2
Capital expenditures:	$5.6	$—	$1.8	$12.8	$20.2
Total Assets:	$1,011.6	$266.2	$79.4	$311.6	$1,668.8
Goodwill:	$315.4	$60.2	$49.0	$—	$424.6

	2023
(In millions)	Active Group	Work Group	Other	Corporate	Total
Revenue	$1,439.1	$480.6	$323.2	$—	$2,242.9
Cost of goods sold	853.0	321.1	191.3	5.0	1,370.4
Selling, general and administrative expenses	445.8	101.4	99.1	294.4	940.7
Operating income	$140.3	$58.1	$32.8	$(299.4)	$(68.2)
Interest expense, net					63.5
Other expense, net					2.5
Loss before income taxes					$(134.2)

Depreciation and amortization expense:	$10.7	$0.4	$2.9	$21.1	$35.1
Capital expenditures:	$9.7	$0.1	$0.1	$4.7	$14.6
Total Assets:	$1,183.9	$288.4	$250.8	$339.7	$2,062.8
Goodwill:	$317.7	$60.3	$49.1	$—	$427.1

	2022
(In millions)	Active Group	Work Group	Other	Corporate	Total
Revenue	$1,570.2	$590.5	$524.1	$—	$2,684.8
Cost of goods sold	899.1	383.9	314.2	17.2	1,614.4
Selling, general and administrative expenses	472.7	104.1	150.0	552.0	1,278.8
Segment operating profit	$198.4	$102.5	$59.9	$(569.2)	$(208.4)
Interest expense, net					47.3
Other income, net					(2.8)
Loss before income taxes					$(252.9)

Depreciation and amortization expense:	$8.1	$0.3	$3.4	$22.8	$34.6
Capital expenditures:	$18.9	$0.4	$5.2	$12.0	$36.5

Geographic dispersion of revenue from external customers, based on shipping destination is as follows:

	Fiscal Year
(In millions)	2024	2023	2022
United States	$893.4	$1,217.9	$1,563.1
Foreign:
Europe, Middle East and Africa	529.6	540.8	602.5
Asia Pacific	150.9	253.2	245.7
Canada	82.6	107.1	126.8
Latin America	98.5	123.9	146.7
Total from foreign territories	861.6	1,025.0	1,121.7
Total revenue	$1,755.0	$2,242.9	$2,684.8
The location of the Company’s tangible long-lived assets, which comprises property, plant and equipment and lease right-of-use assets, is as follows:

(In millions)	December 28, 2024	December 30, 2023	December 31, 2022
United States	$117.6	$131.9	$222.3
Foreign countries	74.2	82.6	88.6
Total	$191.8	$214.5	$310.9
The Company does not believe that it is dependent upon any single customer because no customer accounts for more than 10% of consolidated revenue in any year.
During fiscal 2024, the Company sourced 100% of its footwear products and apparel and accessories from third-party suppliers, located primarily in the Asia Pacific region. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.
19.VARIABLE INTEREST ENTITIES AND RELATED PARTY TRANSACTIONS
Assets and Liabilities of Consolidated VIEs
The Company had joint ventures, which were divested effective January 1, 2024, that sourced and marketed the Company’s footwear and apparel products in China. Based upon the criteria set forth in FASB ASC 810, Consolidation, the Company had determined two of the consolidated joint ventures were variable interest entities (VIEs) of which the Company was the primary beneficiary and, as a result, the Company consolidated these VIEs. The primary beneficiary determination was based on the relationship between the Company and the VIE, including contractual agreements between the Company and the VIE. The Company had determined that two of the VIEs that were consolidated met the criteria to be classified as held for sale as of year end 2023. Refer to Note 20, "Divestitures and Assets and Liabilities Held for Sale" for additional discussion.
Specifically, the Company had the power to direct the activities that were considered most significant to the entities’ performance and the Company had the obligation to absorb losses and the right to receive benefits that were significant to the entities. The other equity holder’s interests were reflected in “net earnings (loss) attributable to noncontrolling interests” in the Consolidated Statement of Operations and “Noncontrolling interest” in the Consolidated Balance Sheets. Assets held by the VIEs were only available to settle obligations of the respective entities. Holders of liabilities of these VIEs did not have recourse to the Company.
The following is a summary of these VIE’s assets and liabilities included in the Company’s consolidated balance sheets.

Fiscal Year
(In millions)	2023
Assets held for sale	51.6
Liabilities held for sale	15.4
Nonconsolidated VIEs
The Company also had two joint ventures, which were divested effective January 1, 2024, that were VIEs that were not consolidated as the Company did not have the power to direct the most significant activities that impact the VIEs' economic performance. The two VIEs distributed footwear and apparel products in the Asia Pacific region. The Company had determined that the VIEs that were not consolidated met the criteria to be classified as held for sale as of year-end fiscal 2023. Refer to Note 20, "Divestitures and Assets and Liabilities Held for Sale" for additional discussion.
Related Party Transactions
In the normal course of business, the Company entered into transactions with related party equity affiliates. Related party transactions consisted of the sale of goods, made at arm’s length, and other arrangements. For the fiscal year ended December 30, 2023 the Company recognized net sales to equity affiliates totaling $66.5 million. For the fiscal year ended December 28, 2024, the Company did not recognize any sales to equity affiliates.
The following table summarizes related party transactions included in the consolidated balance sheets.

Fiscal Year
(In millions)	2023
Accounts receivable due from related parties	$15.4
Long term liabilities due to related parties	1.4
20.DIVESTITURES AND ASSETS AND LIABILITIES HELD FOR SALE
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
The Company determined that the divestiture of the Sperry® business did not represent a strategic shift that had or will have a major effect on the consolidated results of operations, and therefore results of this business were not classified as discontinued operations.
Divestiture of Merrell® and Saucony® China Joint Venture Entities
On December 17, 2023, the Company and Xtep entered into a Purchase Agreement pursuant to which Xtep agreed to purchase the Company’s equity interests in the Merrell and Saucony joint venture entities that sourced and marketed Merrell® and Saucony® footwear and apparel products in China (Saucony Brand Operations Ltd., Saucony Distribution Operations Ltd., Merrell Brand Operations Ltd. and Merrell Distribution Operations Ltd.), transitioning the business from a joint venture model to a license and distribution rights model under which Xtep will exclusively carry out the development, marketing and distribution of footwear, apparel and accessories for the Saucony and Merrell brands in China. The sale was effective January 1, 2024, in accordance with the terms and conditions of the Purchase Agreement and the purchase price was $22.0 million in cash. As of December 30, 2023, the Company recognized an impairment charge of $1.8 million. In determining the amount of the impairment loss for the assets of this transaction during the fourth quarter of 2023, the Company included $0.8 million of accumulated foreign currency translation losses, which were classified within AOCI.
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
Sale-Leaseback of Louisville Distribution Facility
On December 28, 2023, the Company completed a sale and leaseback transaction with an independent third party for the land, building and related fixed assets of the Company's distribution center located in Louisville, Kentucky for a sale price of $23.5 million. The distribution center was leased back to the Company under a two-year lease agreement, which includes a one year renewal option. The transaction qualifies for sales recognition under the sale leaseback accounting requirements and the Company recorded a gain of $12.6 million in the fourth quarter of 2023.
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

The following is a summary of the major categories of assets and liabilities that have been classified as held for sale on the consolidated balance sheets:

(In millions)	2023
Cash and cash equivalents	$5.6
Accounts receivables, net	15.4
Inventories	83.3
Other current assets	2.9
Property, plant and equipment, net	3.8
Lease right-of-use assets	7.6
Goodwill	43.0
Indefinite-lived intangibles	67.0
Amortizable intangibles, net	21.0
Other assets	7.8
Impairment of carrying value	(96.8)
Total assets held for sale	160.6

Accounts payable	4.8
Lease liabilities	9.0
Accrued liabilities	9.0
Other liabilities	1.4
Total liabilities held for sale	$24.2

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Wolverine World Wide, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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
At December 28, 2024, the carrying values of the Company’s Sweaty Betty trade name indefinite-lived intangible asset and the Sweaty Betty reporting unit goodwill were $98.4 million and $52.4 million, respectively. As discussed in Notes 1 and 4 to the consolidated financial statements, goodwill and indefinite-lived intangibles are tested for impairment at least annually. The impairment test for goodwill consists of measuring the fair value of the reporting unit and comparing it to the reporting unit’s carrying amount. The impairment test for indefinite-lived intangible assets consists of measuring the fair value of the asset and comparing it to the asset’s carrying amount.
Auditing management’s annual impairment tests for goodwill and indefinite-lived intangible assets was complex due to the significant estimation uncertainty required in determining the fair values of the Sweaty Betty reporting unit and the Sweaty Betty trade name indefinite-lived intangible asset. The significant assumptions used to estimate the fair values of the Sweaty Betty reporting unit and the Sweaty Betty trade name indefinite-lived intangible asset included the forecasted revenue growth, EBITDA margin, and discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions. Changes in these assumptions could have a significant impact on the fair values of the Sweaty Betty reporting unit and the Sweaty Betty trade name indefinite-lived intangible asset, the amount of any impairment charge, or both.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the impairment review process. For example, we tested controls that address the risk of material misstatement relating to the valuation of the Sweaty Betty reporting unit and the Sweaty Betty trade name indefinite-lived intangible asset, including management’s review of the significant assumptions described above and the completeness and accuracy of the data used to develop such estimates.
To test the estimated fair values of the Sweaty Betty reporting unit and the Sweaty Betty trade name indefinite-lived intangible asset, our audit procedures included, among others, assessing the appropriateness of the valuation model used, evaluating the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared the financial projections to current industry and economic trends and the historical accuracy of management’s estimates. We involved our valuation specialists to assist in our evaluation of the Company's model, valuation methodology and the discount rate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since at least 1933, but we are unable to determine the specific year.
Grand Rapids, Michigan
February 20, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Wolverine World Wide, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Wolverine World Wide, Inc. and subsidiaries’ internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wolverine World Wide, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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
February 20, 2025

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 28, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective as of December 28, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 28, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 28, 2024 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
(c) During the quarter ended December 28, 2024, no director or Section 16 officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-rule 10b5-1 trading arrangement, in each case, as defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the Definitive Proxy Statement of the Company relating to the Annual Meeting of Stockholders of Wolverine World Wide, Inc. expected to be held on May 1, 2025 in sections "Election of Directors," "Corporate Governance" and "Other Compensation Policies and Practices." The Company intends to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 28, 2024:

Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	7,749,739	(2), (3)	$21.74	(4)	5,127,844	(5)
Equity compensation plans not approved by security holders	—		—		—
Total	7,749,739		$21.74		5,127,844
(1)Each plan for which aggregated information is provided contains customary anti-dilution provisions that are applicable in the event of a stock split, stock dividend or certain other changes in the Company’s capitalization.
(2)Includes: (i) 6,419,210 shares that have been granted as restricted stock units and performance stock units (assuming maximum number of performance stock units are earned and payable at the end of the three-year performance period) under the Stock Incentive Plan of 2016, as amended and restated and the Stock Incentive Plan of 2024, (ii) 1,179,067 stock options awarded to employees under the Stock Incentive Plan of 2013 and the Stock Incentive Plan of 2016, as amended and restated; and (iii) 151,462 stock options awarded to non-employee directors under the Stock Incentive Plan of 2013 and the Stock Incentive Plan of 2016, as amended and restated. Column (a) does not include stock units credited to outside directors’ fee accounts or retirement accounts under the Outside Directors’ Deferred Compensation Plan. Stock units do not have an exercise price. Each stock unit credited to a director’s fee account and retirement account under the Outside Directors’ Deferred Compensation Plan will be converted into one share of common stock upon distribution.
(3)Of this amount, 1,127 options were not exercisable as of December 28, 2024 due to vesting restrictions.
(4)Weighted average exercise price of outstanding stock options only.
(5)Comprised of: (i) 84,791 shares available for issuance under the Outside Directors’ Deferred Compensation Plan upon the retirement of the current directors or upon a change in control; and (ii) 5,043,053 shares issuable under the Stock Incentive Plan of 2024.
The Outside Directors’ Deferred Compensation Plan is a supplemental, unfunded, nonqualified deferred compensation plan for non-employee directors. Beginning in 2006, the Company began paying an annual equity retainer to non-management directors in the form of a contribution under the Outside Directors’ Deferred Compensation Plan. Non-management directors may also voluntarily elect to receive, in lieu of some or all directors’ fees, a number of stock units equal to the amount of the deferred directors’ fees divided by the fair market value of the Company’s common stock on the date of payment. These stock units are increased by a dividend equivalent based on dividends paid by the Company and the amount of stock units credited to the participating director’s fee account and retirement account. Upon distribution, the participating directors receive a number of shares of the Company’s common stock equal to the number of stock units to be distributed at that time. Distribution is triggered by termination of service as a director or by a change in control of the Company and can occur in a lump sum, in installments or on another deferred basis. A total of 312,653 shares have been issued to a trust to satisfy the Company’s obligations when distribution is triggered and are included in shares the Company reports as issued and outstanding.
The Stock Incentive Plan of 2024 is an equity-based incentive plan for officers, key employees, and directors. Such plan authorizes awards of stock options, restricted common stock, common stock, restricted stock units and/or stock appreciation rights. The Stock Incentive Plan of 2024, as amended and restated, provides that each share of restricted or unrestricted common stock and each restricted stock unit issued under the plan is counted as 1.0 share against the total number of shares authorized for issuance under the plan. The number of securities listed as remaining available in column (c) of the table assumes only stock options will be issued under the plan in the future; each stock option counts as only one share against the total number of shares authorized for issuance under the plan. The numbers provided in this footnote and in column (c) will increase to the extent that options relating to the number of shares listed in column (a) of the table or other outstanding awards (e.g., shares of restricted or unrestricted stock, restricted stock units or stock appreciation rights) previously issued under the plan are canceled, surrendered, modified, exchanged for substitutes, expire or terminate prior to exercise or vesting because the number of shares underlying any such awards will again become available for issuance under the plan under which the award was granted.

Of the total number of shares available under column (c), the number of shares with respect to the following plans may be issued other than upon the exercise of an option, warrant or right outstanding as of December 28, 2024:
•Outside Directors’ Deferred Compensation Plan: 84,791
•Stock Incentive Plan of 2016, as amended and restated: 5,043,053
Item 13.    Certain Relationships and Related Transactions, and Director Independence
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
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:
(1)Financial Statements Included in Item 8
The following consolidated financial statements of Wolverine World Wide, Inc. and its subsidiaries are filed as a part of this report:
•Consolidated Statements of Operations for the Fiscal Years Ended December 28, 2024, December 30, 2023 and December 31, 2022.
•Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended December 28, 2024, December 30, 2023 and December 31, 2022.
•Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023.
•Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 2024, December 30, 2023 and December 31, 2022.
•Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 28, 2024, December 30, 2023 and December 31, 2022.
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
10.6
Separation Agreement between Wolverine World Wide, Inc. and James D. Zwiers dated as of December 19, 2023.* Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

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

10.15
Transition Agreement between Wolverine World Wide, Inc. and Michael D. Stornant dated as of May 7, 2024.* Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2024.

10.16	Amended and Restated Benefit Trust Agreement dated April 25, 2007.* Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2007.
10.17
409A Supplemental Executive Retirement Plan (2008 Restatement through First Amendment).* Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2017. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.17.

Exhibit Number	Document

10.18	Second Amendment to the 409A Supplemental Executive Retirement Plan.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2024.
10.19
Employees’ Pension Plan (Restated as amended through December 29, 2017).* Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

10.20	Sixth Amendment to the Wolverine Employees' Pension Plan.* Incorporated by reference to Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended December 29, 2018.
10.21
First Amendment to the Wolverine Employees' Pension Plan, dated as of December 2, 2020.* Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

10.22
Second Amendment to the Wolverine Employees' Pension Plan, dated as of December 9, 2021.* Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

10.23	Stock Incentive Plan of 2010.* Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 4, 2010.
10.24	Amended and Restated Stock Incentive Plan of 2013.* Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended December 28, 2013.
10.25	2016 Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
10.26	Wolverine World Wide, Inc. Stock Incentive Plan of 2016, as amended and restated.* Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 26, 2021.
10.27	Wolverine World Wide, Inc. Stock Incentive Plan of 2024, as amended and restated.* Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed on March 20, 2024.
10.28	2021 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 2021.
10.29	2022 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2022.
10.30	2023 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 2023.
10.31	Form of Performance Stock Unit Agreement (2022 - 2024 performance period).* Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2022.
10.32	Form of Performance Stock Unit Agreement (2023 - 2025 performance period).* Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 2023.
10.33
Form of Performance Stock Unit Agreement (2024 - 2026 performance period).* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2024.

10.34
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

10.35
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

10.36
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

10.37
Replacement Facility Amendment, dated as of October 10, 2013, to the Amended and Restated Credit Agreement among Wolverine World Wide, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 11, 2013.

10.38
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

10.40
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

10.41
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

10.42
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

10.43
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

10.44
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

10.45
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

10.46
Fifth Amendment to the Credit Agreement, dated as of December 21, 2023, among Wolverine World Wide, Inc. as borrower, JP Morgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association, as syndication agent and as a lender, Fifth Third Bank, as documentation agent and as a lender, and PNC Bank, National Association, as documentation agent and as a lender. Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

10.47
Receivables Purchase Agreement dated as of December 7, 2022, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Wells Fargo Bank, N.A. as purchaser. Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Exhibit Number	Document

10.48
First Amendment, dated as of June 30, 2023, to the Receivables Purchase Agreement dated as of December 7, 2022, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Wells Fargo, N.A. as purchaser. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 2023.

10.49
Second Amendment, dated as of March 27, 2024, to the Receivables Purchase Agreement dated as of December 7, 2022, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Wells Fargo, N.A. as purchaser. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2024.

10.50
Third Amendment, dated as of April 15, 2024, to the Receivables Purchase Agreement dated as of December 7, 2022, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Wells Fargo, N.A. as purchaser. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2024.

10.51	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 28, 2017.
10.52
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

10.54	Employment Agreement between Brendan Hoffman and the Company.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 2020.
10.55	Amended Employment Agreement between Brendan Hoffman and the Company.* Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2021.
10.56
Asset Purchase Agreement dated as of February 7, 2023, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Vincent Camuto LLC and DBI Brands Management LLC, as purchaser. Incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

10.57
Purchase Agreement dated as of January 10, 2024, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and ABG Intermediate Holdings 2 LLC, as purchaser. Incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

10.58
Purchase Agreement dated as of January 10, 2024, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Aldo U.S. Inc., as purchaser. Incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

19	Wolverine World Wide, Inc. Insider Trading Policy.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. § 1350.
97	Wolverine World Wide, Inc. Clawback Policy. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

104	The cover page of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, formatted in Inline XBRL (included in Exhibit 101).

*    Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

Date:	February 20, 2025	By:	/s/ Christopher E. Hufnagel
Christopher E. Hufnagel President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher E. Hufnagel	President and Chief Executive Officer (Principal Executive Officer)	February 20, 2025
Christopher E. Hufnagel

/s/ Taryn L. Miller	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2025
Taryn L. Miller

/s/ Nicholas T. Long	Chairman of the Board	February 20, 2025
Nicholas T. Long

/s/ Stacia J.P. Andersen	Director	February 20, 2025
Stacia J.P. Andersen

/s/ Jeffrey M. Boromisa	Director	February 20, 2025
Jeffrey M. Boromisa

/s/ Jodi Bricker	Director	February 20, 2025
Jodi Bricker

/s/ William K. Gerber	Director	February 20, 2025
William K. Gerber

/s/ David T. Kollat	Director	February 20, 2025
David T. Kollat

/s/ Brenda J. Lauderback	Director	February 20, 2025
Brenda J. Lauderback

/s/ DeMonty Price	Director	February 20, 2025
DeMonty Price

/s/ Kathleen Wilson-Thompson	Director	February 20, 2025
Kathleen Wilson-Thompson

APPENDIX A
Schedule II - Valuation and Qualifying Accounts
Wolverine World Wide, Inc. and Subsidiaries

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Describe)		Balance at End of Period
Fiscal Year Ended December 28, 2024
Allowance for credit losses	$5.7	$1.0	$4.8	(A)	$1.9
Product returns reserve	13.1	122.1	123.0	(B)	12.2
Allowance for cash discounts and customer markdowns	12.6	5.9	11.8	(C)	6.7
Inventory valuation allowances	20.7	5.2	15.0	(D)	10.9
Total	$52.1	$134.2	$154.6		$31.7
Fiscal Year Ended December 30, 2023
Allowance for credit losses	$3.3	$5.0	$2.6	(A)	$5.7
Product returns reserve	15.3	134.6	136.8	(B)	13.1
Allowance for cash discounts and customer markdowns	7.8	14.1	9.3	(C)	12.6
Inventory valuation allowances	33.0	7.9	20.2	(D)	20.7
Total	$59.4	$161.6	$168.9		$52.1
Fiscal Year Ended December 31, 2022
Allowance for credit losses	$4.0	$1.8	$2.5	(A)	$3.3
Product returns reserve	16.6	106.0	107.3	(B)	15.3
Allowance for cash discounts and customer markdowns	7.7	10.9	10.8	(C)	7.8
Inventory valuation allowances	10.7	30.0	7.7	(D)	33.0
Total	$39.0	$148.7	$128.3		$59.4
(A)Accounts charged off, net of recoveries.
(B)Actual customer returns.
(C)Discounts given to customers.
(D)Adjustment upon disposal of related inventories.
A-1