Form 10-Q
period 2025-03-29
WOLVERINE WORLD WIDE INC /DE/
filed 2025-05-08
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 81,044,051 shares of common stock, $1 par value, outstanding as of April 21, 2025.

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements,” which are statements relating to future, not past, events. In this context, forward-looking statements often address management’s current beliefs, assumptions, expectations, estimates and projections about future business and financial performance, national, regional or global political, economic and market conditions, and the Company itself. Such statements often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Uncertainties that could cause the Company’s performance to differ materially from what is expressed in forward-looking statements include, but are not limited to, the following:
•changes in general economic conditions, employment rates, business conditions, interest rates, tax policies and other factors affecting consumer spending and confidence in the markets and regions in which the Company’s products are sold;
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
•the impact of changes in general economic conditions, potential economic slowdown, and/or the credit markets on the Company’s manufacturers, distributors, suppliers, joint venture partners and wholesale customers;
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
These or other uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the “2024 Form 10-K”), filed with the SEC on February 20, 2025. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended
(In millions, except per share data)	March 29, 2025	March 30, 2024
Revenue	$412.3	$394.9
Cost of goods sold	217.5	213.5
Gross profit	194.8	181.4
Selling, general and administrative expenses	172.0	176.8
Impairment of long-lived assets	—	6.1
Environmental and other related costs, net of recoveries	3.1	1.6
Operating profit (loss)	19.7	(3.1)
Other expenses:
Interest expense, net	8.0	12.0
Other income, net	(1.5)	(0.8)
Total other expense, net	6.5	11.2
Earnings (loss) before income taxes	13.2	(14.3)
Income tax expense (benefit)	1.0	(0.6)
Net earnings (loss)	$12.2	$(13.7)
Less: net earnings attributable to noncontrolling interests	1.1	0.8
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$11.1	$(14.5)

Net earnings (loss) per share (see Note 3):
Basic	$0.13	$(0.19)
Diluted	$0.13	$(0.19)

Comprehensive income (loss)	$14.6	$(19.3)
Less: comprehensive income attributable to noncontrolling interests	1.0	0.9
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	$13.6	$(20.2)

Cash dividends declared per share	$0.10	$0.10
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	March 29, 2025	December 28, 2024	March 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$106.5	$152.1	$169.7
Accounts receivable, less allowances of $9.1, $8.9 and $17.3	239.2	209.4	231.2
Finished products, net	268.4	237.8	352.6
Raw materials and work-in-process, net	2.3	2.8	1.7
Total inventories	270.7	240.6	354.3
Prepaid expenses and other current assets	76.0	86.4	70.7
Total current assets	692.4	688.5	825.9
Property, plant and equipment, net of accumulated depreciation of $233.8, $232.3 and $249.8	94.6	89.7	92.6
Lease right-of-use assets, net	102.2	102.1	112.9
Goodwill	427.1	424.6	426.0
Indefinite-lived intangibles	175.8	173.0	173.3
Amortizable intangibles, net	31.0	31.5	33.9
Deferred income taxes	94.0	93.7	116.3
Other assets	67.4	65.7	72.1
Total assets	$1,684.5	$1,668.8	$1,853.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174.6	$200.9	$202.3
Accrued salaries and wages	23.5	35.1	28.9
Other accrued liabilities	173.9	183.4	187.6
Lease liabilities	34.1	33.7	36.5
Current maturities of long-term debt	10.0	10.0	10.0
Borrowings under revolving credit agreements	135.0	70.0	265.0
Total current liabilities	551.1	533.1	730.3
Long-term debt, less current maturities	565.8	568.0	581.9
Accrued pension liabilities	70.6	71.4	77.7
Deferred income taxes	28.3	29.0	27.4
Lease liabilities, noncurrent	115.2	116.0	126.6
Other liabilities	32.7	34.8	49.0
Stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 114,435,216, 113,721,605, and 113,319,919 shares issued	114.4	113.7	113.3
Additional paid-in capital	380.3	382.7	366.1
Retained earnings	851.9	849.5	812.0
Accumulated other comprehensive loss	(145.3)	(147.8)	(147.9)
Cost of shares in treasury; 33,391,165, 33,392,585, and 33,399,710 shares	(890.7)	(890.8)	(891.0)
Total Wolverine World Wide, Inc. stockholders’ equity	310.6	307.3	252.5
Noncontrolling interest	10.2	9.2	7.6
Total stockholders’ equity	320.8	316.5	260.1
Total liabilities and stockholders’ equity	$1,684.5	$1,668.8	$1,853.0
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Quarter Ended
(In millions)	March 29, 2025	March 30, 2024
OPERATING ACTIVITIES
Net earnings (loss)	$12.2	$(13.7)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	6.1	7.1
Deferred income taxes	(0.1)	—
Stock-based compensation expense	5.7	4.1
Pension and SERP expense	(0.2)	(0.2)
Impairment of long-lived assets	—	6.1
Environmental and other related costs, net of cash payments	(4.5)	(10.0)
Other	(2.1)	(2.6)
Changes in operating assets and liabilities:
Accounts receivable	(26.6)	(2.6)
Inventories	(25.8)	15.8
Other operating assets	2.3	5.1
Accounts payable	(29.2)	(3.7)
Income taxes payable	—	(0.4)
Other operating liabilities	(21.6)	(42.2)
Net cash used in operating activities	(83.8)	(37.2)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(7.6)	(5.1)
Proceeds from sale of businesses, intangible assets and other assets, net of cash disposed of	—	92.5
Other	(0.3)	(2.0)
Net cash provided by (used in) investing activities	(7.9)	85.4
FINANCING ACTIVITIES
Payments under revolving credit agreements	(83.0)	(146.0)
Borrowings under revolving credit agreements	148.0	106.0
Proceeds from company-owned life insurance policies	—	7.0
Payments on long-term debt	(2.5)	(24.2)
Cash dividends paid	(8.5)	(8.1)
Employee taxes paid under stock-based compensation plans	(7.7)	(1.6)
Proceeds from the exercise of stock options	0.3	—
Net cash provided by (used in) financing activities	46.6	(66.9)
Effect of foreign exchange rate changes	(0.5)	3.8
Decrease in cash and cash equivalents	(45.6)	(14.9)
Cash and cash equivalents at beginning of the year	152.1	184.6
Cash and cash equivalents at end of the quarter	$106.5	$169.7
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital		Retained Earnings		Accumulated Other Comprehensive Loss		Treasury Stock		Non-controlling Interest		Total
Balance at December 30, 2023	$113.0	$364.0		$834.8		$(142.2)		$(891.0)		$21.4		$300.0
Net earnings (loss)				(14.5)						0.8		(13.7)
Other comprehensive income (loss)						(5.7)				0.1		(5.6)
Shares issued, net of shares forfeited under stock incentive plans (366,137 shares)	0.3	(1.9)										(1.6)
Stock-based compensation expense		4.1										4.1
Cash dividends declared ($0.10 per share)				(8.3)								(8.3)
Issuance of treasury shares (3,570 shares)		(0.1)						—				(0.1)
Divestiture										(14.7)		(14.7)
Balance at March 30, 2024	$113.3	$366.1	0	$812.0	0	$(147.9)	0	$(891.0)	0	$7.6	0	$260.1

Balance at December 28, 2024	$113.7	$382.7		$849.5		$(147.8)		$(890.8)		$9.2		$316.5
Net earnings				11.1						1.1		12.2
Other comprehensive income (loss)						2.5				(0.1)		2.4
Shares issued, net of shares forfeited under stock incentive plans (694,611 shares)	0.7	(8.4)										(7.7)
Shares issued for stock options exercised, net (19,000 shares)	—	0.3										0.3
Stock-based compensation expense		5.7										5.7
Cash dividends declared ($0.10 per share)				(8.7)								(8.7)
Issuance of treasury shares (1,420 shares)		—						0.1				0.1
Balance at March 29, 2025	$114.4	$380.3		$851.9		$(145.3)		$(890.7)		$10.2		$320.8
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
Effective January 1, 2024, the Company completed the sale of the Company’s equity interests in joint venture entities that sourced and marketed Merrell® and Saucony® footwear and apparel products in China. See Note 17 for further discussion.
Effective January 10, 2024, the Company completed the sale of the Sperry® business. See Note 17 for further discussion.
Effective May 4, 2024, the Company entered into global multi-year licensing agreements of the Merrell® and Saucony® kids footwear and Merrell® apparel and accessories.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and notes included in the Company’s 2024 Form 10-K.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal year 2025 has 53 weeks and fiscal year 2024 had 52 weeks. The Company reports its quarterly results of operations on the basis of 13-week quarters for each of the first three fiscal quarters and a 13 or 14-week period for the fourth fiscal quarter. References to particular years or quarters refer to the Company’s fiscal years ended on the Saturday nearest to December 31 or the fiscal quarters within those years.
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
In the first quarter of 2024, the Company incurred non-cash impairment charges on the long-lived property, plant and equipment and lease right-of-use assets at the Company’s distribution center in Louisville, Kentucky to adjust the carrying value of the assets to their estimated fair value. The Louisville distribution center impairment charges were related to the Company’s transformation activities and actions to consolidate distribution operations. The long-lived assets had no fair value after the Company stopped using the distribution center.
The following table provides details related to asset impairment charges recorded:

Quarter Ended
(In millions)	March 30, 2024
Lease right-of-use assets impairment	$2.9
Property, plant and equipment impairment	3.2
Total impairment	$6.1
2.NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASUs”) that the Company has not yet adopted. The following is a summary of the new standards and anticipated impact of adopting these new standards.

Standard	Description	Effect on the Financial Statements
ASU 2023-09, Improvements to Income Tax Disclosures	Requires annual disclosures of prescribed standard categories for the components of the effective tax rate reconciliation, disclosure of income taxes paid disaggregated by jurisdiction, and other income-tax related disclosures. The ASU is effective on a prospective basis, with retrospective application permitted, for fiscal years beginning after December 15, 2024.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.
ASU 2024-03, Disaggregation of Income Statement Expenses	Requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.
3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended
(In millions, except per share data)	March 29, 2025	March 30, 2024
Numerator:
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$11.1	$(14.5)
Adjustment for earnings allocated to non-vested restricted common stock	(0.3)	(0.3)
Net earnings (loss) used in calculating basic and diluted earnings per share	$10.8	$(14.8)
Denominator:
Weighted average shares outstanding	80.7	79.8
Effect of dilutive stock options	0.1	—
Shares used in calculating diluted earnings per share	80.8	79.8
Net earnings (loss) per share:
Basic	$0.13	$(0.19)
Diluted	$0.13	$(0.19)

For the quarters ended March 29, 2025 and March 30, 2024, 474,375 and 1,770,500 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Quarter Ended
(In millions)	March 29, 2025	March 30, 2024
Goodwill balance at beginning of the year	$424.6	$427.1
Foreign currency translation effects	2.5	(1.1)
Goodwill balance at end of the quarter	$427.1	$426.0
Goodwill balances are net of accumulated impairment charges. Accumulated impairment charges were $48.4 million as of March 29, 2025 and March 30, 2024, and are related to the Sweaty Betty® reporting unit, which is part of the Active Group reportable segment.
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $175.8 million, $173.0 million, and $173.3 million as of March 29, 2025, December 28, 2024, and March 30, 2024, respectively. The Company conducted an interim impairment assessment as of March 29, 2025 and determined that there were no triggering events indicating impairment of the Company’s goodwill and indefinite-lived intangible assets.
For the Sweaty Betty® reporting unit included in the fiscal 2024 annual impairment test, the estimated fair value of the reporting unit exceeded the carrying value by 3%. The Sweaty Betty® trade name was valued using the income approach, specifically the multi-period excess earnings method. The key assumptions used in the valuations were revenue growth, EBITDA margin, and the discount rate. Although the Company believes the estimates and assumptions used in the valuations were appropriate, it is possible assumptions could change in future periods. The risk of future impairment to the Sweaty Betty® trade name and Sweaty Betty® goodwill depend on assumptions used in the determination of the trade name's and reporting unit's fair value, such as revenue growth, EBITDA margin, taxes, depreciation and amortization margin, discount rate, and assumed tax rate, or if macroeconomic conditions deteriorate and adversely affect the values of the Company's Sweaty Betty® trade name and the Sweaty Betty® reporting unit. A future impairment charge of the Sweaty Betty® trade name and the Sweaty Betty® reporting unit goodwill could have an adverse material effect on the Company's consolidated financial results. The carrying values of the Company’s Sweaty Betty® trade name indefinite-lived intangible asset and the Sweaty Betty® reporting unit goodwill were $101.1 million and $53.9 million, respectively, as of March 29, 2025.
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
The proceeds of the RPA are classified as operating activities in the company's consolidated condensed statement of cash flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections of the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $112.6 million and $102.3 million for the quarters ended March 29, 2025 and March 30, 2024, respectively. Total cash collections under the RPA were $122.5 million and $101.7 million in the quarters ended March 29, 2025 and March 30, 2024, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
As of the fiscal quarters ended March 29, 2025 and March 30, 2024, the amount sold to the Purchasers under the RPA was $102.6 million and $94.5 million, respectively, which was derecognized from the consolidated condensed balance sheets. As collateral against sold receivables, Rockford ARS maintains a certain level of unsold receivables, which were $54.1 million and $53.5 million as of the fiscal quarters ended March 29, 2025 and March 30, 2024, respectively.

6.REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition and Performance Obligations
The Company reports disaggregated revenue for the wholesale and direct-to-consumer sales channels, which are reconciled to the Company’s reportable segments. The wholesale channel includes royalty revenue, which operates in a similar manner as other wholesale revenue due to similar oversight and management, customer base, the performance obligation (footwear and apparel goods) and point in time completion of the performance obligation.

	Quarter Ended March 29, 2025			Quarter Ended March 30, 2024
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$239.1	$87.6	$326.7	$196.2	$93.6	$289.8
Work Group	66.9	7.9	74.8	81.3	8.8	90.1
Other	9.9	0.9	10.8	11.0	4.0	15.0
Total Revenue	$315.9	$96.4	$412.3	$288.5	$106.4	$394.9
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company is due $37.2 million of remaining fixed transaction price under its license agreements as of March 29, 2025, which it expects to recognize per the terms of its contracts over the course of time through December 2028. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
Reserves for Variable Consideration
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during the fiscal periods presented related to changes in the Company’s contract liabilities was nominal.
The Company’s contract balances are as follows:

(In millions)	March 29, 2025	December 28, 2024	March 30, 2024
Product returns reserve	$9.4	$12.2	$9.9
Customer markdowns reserve	0.6	0.5	4.9
Other sales incentives reserve	2.5	3.6	3.5
Customer rebates liability	11.9	10.4	11.3
Customer advances liability	5.1	7.5	4.9
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

7.DEBT
Total debt consists of the following obligations:

(In millions)	March 29, 2025	December 28, 2024	March 30, 2024
Term Facility, due October 21, 2026	$30.0	$32.5	$47.5
Senior Notes, 4.000% interest, due August 15, 2029	550.0	550.0	550.0
Borrowings under revolving credit agreements	135.0	70.0	265.0
Unamortized deferred financing costs	(4.2)	(4.5)	(5.6)
Total debt	$710.8	$648.0	$856.9
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
The Term Facility requires quarterly principal payments with a balloon payment due on October 21, 2026. The scheduled principal payments due under the Term Facility over the next 12 months total $10.0 million as of March 29, 2025 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets. In addition, the Company made payments towards the Term Facility during fiscal year 2024 in accordance with requirements in the Credit Agreement relating to the use of proceeds from the disposition of the Company assets.
The Revolving Facility allows the Company to borrow up to an aggregate amount of $800.0 million. The Revolving Facility also includes a $100.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Facility of $6.0 million, $6.0 million and $6.9 million as of March 29, 2025, December 28, 2024 and March 30, 2024, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Facility.
The interest rates applicable to amounts outstanding under Term Facility and to U.S. dollar denominated amounts outstanding under the Revolving Facility are, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Credit Agreement). At March 29, 2025, the Term Facility and the Revolving Facility had a weighted-average interest rate of 5.43%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Senior Credit Facilities also contain certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Senior Credit Facilities require compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Senior Credit Facilities). As of March 29, 2025, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.
The Company’s $550.0 million 4.000% senior notes issued on August 26, 2021 are due on August 15, 2029. Related interest payments are due semi-annually. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has a foreign revolving credit facility with aggregate available borrowings of $1.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of March 29, 2025, December 28, 2024 and March 30, 2024, respectively.
The Company included in interest expense the amortization of deferred financing costs of $0.5 million and $0.6 million for the quarters ended March 29, 2025 and March 30, 2024, respectively.

8.LEASES
The following is a summary of the Company’s lease cost.

	Quarter Ended
(In millions)	March 29, 2025	March 30, 2024
Operating lease cost	$7.4	$8.9
Variable lease cost	3.0	2.9
Short-term lease cost	0.4	0.5
Sublease income	(2.1)	(1.3)
Total lease cost	$8.7	$11.0
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Quarter Ended
(In millions)	March 29, 2025	March 30, 2024
Cash paid for operating lease liabilities	$9.1	$13.0
Operating lease assets obtained in exchange for lease liabilities	4.0	4.6
The Company did not enter into any real estate leases with commencement dates subsequent to March 29, 2025.
9.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 538 days, 531 days, and 531 days as of March 29, 2025, December 28, 2024 and March 30, 2024, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity.
The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency transaction exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
The Company has an interest rate swap arrangement, which unless otherwise terminated, will mature on May 30, 2025. This agreement, which exchanges floating rate interest payments for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts, has been designated as a cash flow hedge of the underlying debt. The notional amount of the interest rate swap arrangement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap arrangement is recognized as interest expense, net. In accordance with FASB Accounting Standards Codification (“ASC”) Topic 815 Derivatives and Hedging, the Company has formally documented the relationship between the interest rate swap and the variable rate borrowing, as well as its risk management objective and strategy for undertaking the hedge transactions. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the inception of the hedge, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item.
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	March 29, 2025	December 28, 2024	March 30, 2024
Foreign exchange hedge contracts	$255.3	$263.5	$273.0
Interest rate swap	14.5	16.7	68.5

The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	March 29, 2025	December 28, 2024	March 30, 2024
Financial assets:
Foreign exchange hedge contracts	$1.3	$9.1	$1.9
Interest rate swap	0.1	0.2	1.4
Financial liabilities:
Foreign exchange hedge contracts	$(1.6)	$(0.7)	$(1.1)
Foreign exchange hedge contract financial assets are recorded to prepaid expenses and other current assets and financial liabilities are recorded to other accrued liabilities on the consolidated condensed balance sheets. Interest rate swap financial assets are recorded to other assets on the consolidated condensed balance sheets.
10.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $5.7 million and $4.1 million, and related income tax benefits of $1.2 million and $0.8 million, for grants under its stock-based compensation plans for the quarters ended March 29, 2025 and March 30, 2024, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
The Company granted restricted awards and performance awards as follows:

	Year-To-Date Ended March 29, 2025		Year-To-Date Ended March 30, 2024
(In millions)	Company Shares Issued	Weighted-Average Grant Date Fair Value	Company Shares Issued	Weighted-Average Grant Date Fair Value
Restricted Awards	602,757	$22.19	1,667,037	$8.09
Performance Awards	421,475	$22.19	1,118,184	$8.09
11.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended
(In millions)	March 29, 2025	March 30, 2024
Service cost pertaining to benefits earned during the period	$0.5	$0.7
Interest cost on projected benefit obligations	4.2	4.4
Expected return on pension assets	(4.5)	(4.9)
Net amortization loss	(0.4)	(0.4)
Net pension income	$(0.2)	$(0.2)
The non-service cost components of net pension income is recorded in the Other income, net line item on the consolidated condensed statements of operations and comprehensive income.
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

The Company’s effective tax rates for the quarters ended March 29, 2025 and March 30, 2024 were 7.5% and 4.1%, respectively. In the current year, the Company recognized discrete tax benefits resulting in a decrease to the effective tax rate. In the prior year, the Company recognized discrete tax expenses which also resulted in a decrease to the effective tax rate and reduced the tax benefit of the pretax loss.
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
The change in accumulated other comprehensive income (loss) during the quarters ended March 29, 2025 and March 30, 2024 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at December 30, 2023	$(116.3)	$(17.1)		$(8.8)		$(142.2)
Other comprehensive income (loss) before reclassifications (1)	(8.1)	4.6		—		(3.5)
Amounts reclassified from accumulated other comprehensive loss	0.2	(2.7)	(2)	(0.4)	(3)	(2.9)
Income tax expense	—	0.6		0.1		0.7
Net reclassifications	0.2	(2.1)		(0.3)		(2.2)
Net current-period other comprehensive income (loss) (1)	(7.9)	2.5		(0.3)		(5.7)
Balance at March 30, 2024	$(124.2)	$(14.6)		$(9.1)		$(147.9)

Balance at December 28, 2024	$(132.8)	$(8.7)		$(6.3)		$(147.8)
Other comprehensive income (loss) before reclassifications (1)	7.7	(3.7)		—		4.0
Amounts reclassified from accumulated other comprehensive loss	—	(1.5)	(2)	(0.4)	(3)	(1.9)
Income tax expense	—	0.3		0.1		0.4
Net reclassifications	—	(1.2)		(0.3)		(1.5)
Net current-period other comprehensive income (loss) (1)	7.7	(4.9)		(0.3)		2.5
Balance at March 29, 2025	$(125.1)	$(13.6)		$(6.6)		$(145.3)
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
14. FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis. For additional information regarding the Company’s fair value policies, refer to Note 1 in the Company’s 2024 Form 10-K.

Recurring Fair Value Measurements
The following table sets forth financial assets and liabilities measured at fair value in the consolidated condensed balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	March 29, 2025	December 28, 2024	March 30, 2024
Financial assets:
Derivatives	$1.4	$9.3	$3.3
Financial liabilities:
Derivatives	$(1.6)	$(0.7)	$(1.1)
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

(In millions)	March 29, 2025	December 28, 2024	March 30, 2024
Carrying value	$710.8	$648.0	$856.9
Fair value	630.7	587.0	756.2
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
There were no developments during the first quarter of 2025 that required the Company to change the amount accrued for the Litigation Matters described above. The Company made related payments of $1.8 million in connection with the Litigation Matters described above during the first quarter of 2025. As of March 29, 2025, the Company had recorded liabilities of $8.4 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities and other liabilities in the consolidated condensed balance sheets.
In December 2018, the Company filed a lawsuit against certain of its historic liability insurers, seeking to compel them to provide a defense against the Litigation Matters on the Company's behalf and coverage for remediation efforts undertaken by, and indemnity provided by, the Company. Following the last recovery payment received, the lawsuit was dismissed in December 2024. The Company recognized certain recoveries from legacy insurance policies in 2024.
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
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Quarter Ended
(In millions)	March 29, 2025	March 30, 2024
Remediation liability at beginning of the year	$39.7	$57.9
Changes in estimate	2.6	—
Amounts paid	(5.1)	(9.8)
Remediation liability at the end of the quarter	$37.2	$48.1
The reserve balance as of March 29, 2025 includes $17.0 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $20.2 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to March 29, 2025 are as follows:

(In millions)	2025	2026	2027	2028	2029	Thereafter
Minimum royalties	$0.8	$1.2	$1.3	$1.4	$1.5	$—
Minimum advertising	1.8	3.1	3.2	3.3	—	—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.3 million and $0.3 million for the quarters ended March 29, 2025 and March 30, 2024, respectively.

The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $0.5 million and $1.0 million for the quarters ended March 29, 2025 and March 30, 2024, respectively.
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
The Company's operating segments are the Active Group, Work Group, and Sweaty Betty®. Sweaty Betty® and the Active Group were evaluated and combined into one reportable segment because they meet the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance. The Company's chief operating decision maker is the President and Chief Executive Officer. The chief operating decision maker uses segment operating profit to assess the performance of, and to allocate resources to, each segment.
Kids' footwear offerings from Saucony®, Merrell®, Hush Puppies® and Cat® are included with the applicable brand.
The Company also reports “Other” and “Corporate” categories. Other consists of Sperry® footwear, Hush Puppies® footwear and apparel, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail stores and the Stride Rite® licensed business. The Corporate category consists of unallocated corporate expenses, such as corporate employee costs, corporate facility costs, reorganization activities, impairment of long-lived assets and environmental and other related costs.
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

	Quarter Ended March 29, 2025
(In millions)	Active Group	Work Group	Other	Corporate	Total
Revenue	$326.7	$74.8	$10.8	$—	$412.3
Cost of goods sold	166.5	47.7	1.3	2.0	217.5
Operating expenses	102.1	20.0	2.0	51.0	175.1
Operating income	$58.1	$7.1	$7.5	$(53.0)	$19.7
Interest expense, net					8.0
Other income, net					(1.5)
Earnings before income taxes					$13.2

Depreciation and amortization expense	$1.5	$0.1	$0.3	$4.2	$6.1
Capital expenditures	$0.4	$—	$0.9	$6.3	$7.6

	Quarter Ended March 30, 2024
(In millions)	Active Group	Work Group	Other	Corporate	Total
Revenue	$289.8	$90.1	$15.0	$—	$394.9
Cost of goods sold	157.4	56.2	7.3	(7.4)	213.5
Operating expenses	96.2	21.2	3.5	63.6	184.5
Operating income	$36.2	$12.7	$4.2	$(56.2)	$(3.1)
Interest expense, net					12.0
Other income, net					(0.8)
Loss before income taxes					$(14.3)

Depreciation and amortization expense	$2.1	$0.1	$0.4	$4.5	$7.1
Capital expenditures	$1.3	$—	$0.6	$3.2	$5.1

(In millions)	March 29, 2025	December 28, 2024	March 30, 2024
Total assets:
Active Group	$1,072.2	$1,011.6	$1,132.6
Work Group	238.8	266.2	278.7
Other	93.6	79.4	97.4
Corporate	279.9	311.6	344.3
Total	$1,684.5	$1,668.8	$1,853.0
Goodwill:
Active Group	$317.5	$315.4	$316.7
Work Group	60.5	60.2	60.2
Other	49.1	49.0	49.1
Total	$427.1	$424.6	$426.0
17. DIVESTITURES
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
The Company’s brands are marketed in approximately 170 countries and territories at March 29, 2025, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At March 29, 2025, the Company operated 120 retail stores in the U.S., United Kingdom, Ireland and Italy and 39 direct-to-consumer eCommerce sites.
Effective January 1, 2024, the Company completed the sale of the Company’s equity interests in the Merrell® and Saucony® China joint venture entities.
Effective January 10, 2024, the Company completed the sale of the Sperry® business.
Effective May 4, 2024, the Company entered into global multi-year licensing agreements relating to Merrell® and Saucony® kids footwear and Merrell® apparel and accessories.
2025 FINANCIAL OVERVIEW
•Revenue was $412.3 million for the first quarter of 2025, representing an increase of 4.4% compared to the first quarter of 2024.
•Gross margin was 47.3% in the first quarter of 2025 compared to 45.9% in the first quarter of 2024.
•The effective tax rates in the first quarters of 2025 and 2024 were 7.5% and 4.1%, respectively.
•Diluted earnings per share for the first quarter of 2025 was $0.13 per share compared to diluted loss per share of $0.19 per share for the first quarter of 2024.
•The Company declared cash dividends of $0.10 per share in the first quarters of both 2025 and 2024.
•Cash flow used in operating activities was $83.8 million for the first quarter of 2025 compared to cash flow used in operating activities of $37.2 million for the first quarter of 2024.
•Compared to the first quarter of 2024, inventory as of the end of the first quarter of 2025 decreased $83.6 million, or 23.6%.

RESULTS OF OPERATIONS

	Quarter Ended
(In millions, except per share data)	March 29, 2025	March 30, 2024	Percent Change
Revenue	$412.3	$394.9	4.4%
Cost of goods sold	217.5	213.5	1.9%
Gross profit	194.8	181.4	7.4%
Selling, general and administrative expenses	172.0	176.8	(2.7)%
Impairment of long-lived assets	—	6.1	(100.0)%
Environmental and other related costs, net of recoveries	3.1	1.6	93.8%
Operating profit (loss)	19.7	(3.1)	735.5%
Interest expense, net	8.0	12.0	(33.3)%
Other income, net	(1.5)	(0.8)	(87.5)%
Earnings (loss) before income taxes	13.2	(14.3)	192.3%
Income tax expense (benefit)	1.0	(0.6)	266.7%
Net earnings (loss)	12.2	(13.7)	189.1%
Less: net earnings attributable to noncontrolling interests	1.1	0.8	37.5%
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$11.1	$(14.5)	176.6%
Diluted earnings (loss) per share	$0.13	$(0.19)	168.4%
REVENUE
Revenue was $412.3 million for the first quarter of 2025, representing an increase of $17.4 million compared to the first quarter of 2024. The change in revenue reflected a $36.9 million, or 12.7%, increase from the Active Group, a $15.3 million, or 17.0%, decrease from the Work Group, and a $4.2 million, or 28.0%, decrease from Other. The Active Group’s revenue increase was primarily driven by an increase of $29.6 million from Saucony® and $17.6 million from Merrell®, partially offset by a decrease of $7.1 million from Sweaty Betty® and $3.2 million from Chaco®. The Work Group’s revenue decrease was primarily driven by a decrease of $7.5 million from Cat®, $3.8 million from Wolverine®, $2.2 million from HYTEST® and $1.2 million from Harley-Davidson®. The decrease in Other revenue was primarily driven by a decrease of $4.1 million from Sperry® which was sold in 2024, partially offset by an increase of $1.0 million from Hush Puppies®. Changes in foreign exchange rates decreased revenue by $4.7 million during the first quarter of 2025. Direct-to-consumer revenue decreased during the first quarter of 2025 by $10.0 million, or 9.4%, compared to the first quarter of 2024.
GROSS MARGIN
Gross margin was 47.3% in the first quarter of 2025 compared to 45.9% in the first quarter of 2024. The gross margin increase in the first quarter was primarily due to healthier sales mix, lower promotional activity and the benefit of supply chain cost initiatives within the Active Group.
OPERATING EXPENSES
Operating expenses decreased $9.4 million, from $184.5 million in the first quarter of 2024 to $175.1 million in the first quarter of 2025. The decrease was primarily driven by lower impairment of long-lived and intangible assets ($6.1 million), lower reorganization costs ($4.1 million), lower general and administrative costs ($3.3 million), lower selling costs ($1.6 million), lower distribution costs ($0.5 million) and lower incentive compensation costs ($0.2 million), partially offset by higher advertising costs ($4.9 million) and higher environmental and other related costs, net of insurance recoveries ($1.5 million). Environmental and other related costs were $3.1 million and $1.9 million in the first quarter of 2025 and 2024, respectively.
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $8.0 million in the first quarter of 2025 compared to $12.0 million in the first quarter of 2024. The decrease in interest expense is primarily due to lower average principal balances of variable rate debt and lower weighted average interest rates on variable rate debt.
Other income was $1.5 million in the first quarter of 2025, compared to other income of $0.8 million in the first quarter of 2024.

The effective tax rates in the first quarter of 2025 and 2024 were 7.5% and 4.1%, respectively. In the current year, the Company recognized discrete tax benefits resulting in a decrease to the effective tax rate. In the prior year, the Company recognized discrete tax expenses which also resulted in a decrease to the effective tax rate and reduced the tax benefit of the pretax loss.
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
Kids' footwear offerings from Saucony®, Merrell®, Hush Puppies® and Cat® are included with the applicable brand.
The Company also reports “Other” and “Corporate” categories. The Other category consists of Sperry® footwear, Hush Puppies® footwear and apparel, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail stores and the Stride Rite® licensed business. The Corporate category consists of unallocated corporate expenses, such as corporate employee costs, corporate facility costs, reorganization activities, impairment of long-lived assets and environmental and other related costs.
The reportable segment results are as follows:

	Quarter Ended
(In millions)	March 29, 2025	March 30, 2024	Change	Percent Change
REVENUE
Active Group	$326.7	$289.8	$36.9	12.7%
Work Group	74.8	90.1	(15.3)	(17.0)%
Other	10.8	15.0	(4.2)	(28.0)%
Total	$412.3	$394.9	$17.4	4.4%
OPERATING PROFIT (LOSS)
Active Group	$58.1	$36.2	$21.9	60.5%
Work Group	7.1	12.7	(5.6)	(44.1)%
Other	7.5	4.2	3.3	78.6%
Corporate	(53.0)	(56.2)	3.2	5.7%
Total	$19.7	$(3.1)	$22.8	735.5%
Further information regarding the reportable segments can be found in Note 16 to the consolidated condensed financial statements.
Active Group
The Active Group’s revenue increased $36.9 million, or 12.7%, in the first quarter of 2025 compared to the first quarter of 2024. The revenue increase was primarily driven by increases of $29.6 million from Saucony® and $17.6 million from Merrell®, partially offset by decreases of $7.1 million from Sweaty Betty® and $3.2 million from Chaco®. The Saucony® increase was primarily driven by the strength and expanded sales of lifestyle product, including ProGrid Omni 9 and ProGrid Triumph 4, and strong performance in the international channel. The Merrell® increase was primarily due to growth in the core brand franchises, including Moab 3, Moab Speed, and Speed Strike, particularly in the wholesale and international channels. The Sweaty Betty® decrease was primarily driven by softer consumer demand in direct-to-consumer channels and lower closeout sales compared to the prior year. The Chaco® decrease was primarily due to lower closeout sales compared to the prior year and softer consumer demand.
The Active Group’s operating profit increased $21.9 million, or 60.5%, in the first quarter of 2025 compared to the first quarter of 2024. The operating profit increase was due to revenue increases and a 340 basis point increase in gross margin, partially offset by a $5.7 million increase in selling, general and administrative expenses. The increase in gross margin in the current year period was primarily due to healthier sales mix, lower promotional activity and the benefit of supply chain cost initiatives. The increase in selling, general and administrative expenses in the current year period was primarily due to higher advertising costs.

Work Group
The Work Group’s revenue decreased $15.3 million, or 17.0%, during the first quarter of 2025 compared to the first quarter of 2024. The revenue decrease was primarily driven by decreases of $7.5 million from Cat®, $3.8 million from Wolverine®, $2.2 million from HYTEST® and $1.2 million from Harley-Davidson®. The Cat® decrease was primarily due to timing of shipments in the U.S. and international channels and softer consumer demand in the international channel. The Wolverine® decrease was primarily due to timing of shipments in the U.S. and international channels and softer consumer demand in the U.S. wholesale channel. The HYTEST® decrease was primarily due to softer consumer demand in the U.S. wholesale channels and high inventory levels at certain retail customers. The Harley-Davidson® decrease was primarily due to declines in top dealer accounts.
The Work Group’s operating profit decreased $5.6 million, or 44.1%, in the first quarter of 2025 compared to the first quarter of 2024. The operating profit decrease was due to revenue decreases and a 130 basis point decrease in gross margin, partially offset by a $1.2 million decrease in selling, general and administrative expenses. The decrease in gross margin in the current year period was primarily due to unfavorable sales mix changes. The decrease in selling, general and administrative expenses in the current year period was primarily due to lower employee costs and selling expenses.
Other
The Other category’s revenue decreased $4.2 million, or 28.0%, in the first quarter of 2025 compared to the first quarter of 2024. The revenue decrease was primarily driven by a decrease of $4.1 million from Sperry®, partially offset by an increase of $1.0 million from Hush Puppies®. The Sperry® decrease was due to the divestiture of the business effective January 10, 2024. The Hush Puppies® increase was primarily due to strong performance in the international channel.
Other operating profit increased $3.3 million, or 78.6%, in the first quarter of 2025 compared to the first quarter of 2024. The operating profit increase was primarily due to higher Hush Puppies® royalty income on higher revenue and losses incurred in the prior year associated with the Sperry® business.
Corporate
Corporate expenses decreased $3.2 million in the first quarter of 2025 compared to the first quarter of 2024, primarily due to lower impairment of long-lived and intangible assets ($6.1 million) and lower reorganization activities ($4.1 million), partially offset by business model change gain recorded in the prior year that did not reoccur ($6.5 million) and higher environmental and other related costs ($1.5 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	March 29, 2025	December 28, 2024	March 30, 2024
Cash and cash equivalents	$106.5	$152.1	$169.7
Debt	710.8	648.0	856.9
Available revolving credit facility (1)	659.0	724.0	728.1
(1)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.
Liquidity
Cash and cash equivalents of $106.5 million as of March 29, 2025 were $63.2 million lower compared to March 30, 2024. The decrease is due primarily to repayments less borrowings of debt of $147.5 million, cash dividends paid of $32.9 million, additions to property, plant and equipment of $22.7 million, and employee taxes paid under stock-based compensation of $8.7 million, partially offset by cash provided by operating activities of $133.5 million, proceeds from divestitures of $9.9 million, and proceeds from company-owned life insurance policies of $7.9 million. The Company had $659.0 million of borrowing capacity available under the Revolving Facility as of March 29, 2025. Cash and cash equivalents located in foreign jurisdictions totaled $95.0 million as of March 29, 2025.
Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends and for general corporate purposes.
The Company did not repurchase shares of its common stock during the first quarter of both 2025 and 2024.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual affected site. As of March 29, 2025, the Company has a reserve of $37.2 million, of which $17.0 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities and the remaining $20.2 million recorded in other liabilities and expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
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
As of March 29, 2025, the Company was in compliance with all covenants and performance ratios under the credit agreement.
The Company’s debt at March 29, 2025 totaled $710.8 million compared to $648.0 million at December 28, 2024. The Company expects to use the current borrowings to fund organic growth initiatives, pay dividends and for general corporate purposes. The increased debt position is due to higher borrowings under the Revolving Facility mainly resulting from operating cash outflows.
Cash Flows
The following table summarizes cash flow activities:

	Quarter Ended
(In millions)	March 29, 2025	March 30, 2024
Net cash used in operating activities	$(83.8)	$(37.2)
Net cash provided by (used in) investing activities	(7.9)	85.4
Net cash provided by (used in) financing activities	46.6	(66.9)
Additions to property, plant and equipment	(7.6)	(5.1)
Depreciation and amortization	6.1	7.1
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first quarter of 2025, an increase in net working capital represented a use of cash of $100.9 million. Working capital balances were unfavorably impacted by an increase in accounts receivable of $26.6 million, an increase in inventories of $25.8 million, a decrease in accounts payable of $29.2 million, and a decrease in other operating liabilities of $21.6 million, partially offset by a decrease in other operating assets of $2.3 million. Operating cash flows included non-cash add back for environmental and other related costs, net of cash payments and recoveries received, cash outflow of $4.5 million, depreciation and amortization expense adjustment of $6.1 million, stock-based compensation expense adjustment of $5.7 million, pension expense adjustment of $0.2 million, and deferred income taxes of $0.1 million.
Investing Activities
The Company made capital expenditures of $7.6 million and $5.1 million in the first quarter of 2025 and 2024, respectively, for corporate headquarters building improvements, and eCommerce site and information system enhancements.

Financing Activities
The current year debt activity includes net borrowings under the Revolving Facility of $65.0 million. The Company paid $2.5 million and $24.2 million in principal payments associated with its long-term debt during the first quarter of 2025 and 2024, respectively. The Company paid $7.7 million and $1.6 million during the first quarter of 2025 and 2024, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans. The Company did not repurchase shares in the first quarter of 2025 or 2024.
The Company declared cash dividends of $0.10 per share during the first quarter of 2025 and 2024. Dividends paid in the first quarter of 2025 and 2024 totaled $8.5 million and $8.1 million, respectively. A quarterly dividend of $0.10 per share was declared on April 30, 2025 to shareholders of record on July 1, 2025.
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
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported. For information regarding our critical accounting policies refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the Company’s 2024 Form 10-K. Management believes there have been no material changes in those critical accounting policies.

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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, the United Kingdom, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of March 29, 2025 and March 30, 2024, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $255.3 million and $273.0 million, respectively, with maturities ranging up to 538 and 531 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of March 29, 2025, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $7.7 million from their value as of December 28, 2024. As of March 30, 2024, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $8.4 million from their value as of December 30, 2023.
The Company is exposed to interest rate changes primarily as a result of interest expense on the term loan borrowings and any borrowings under the Revolving Facility. The Company’s total variable-rate debt was $165.0 million at March 29, 2025 and the Company held a forward-dated interest rate swap agreement, denominated in U.S. dollars, that will effectively convert $14.5 million of this amount to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4.    Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.    Legal Proceedings
The Company is involved in litigation and various legal matters arising in the normal course of business, including certain environmental compliance activities. For a discussion of legal matters, refer to Note 15 to the Company’s consolidated condensed financial statements.
ITEM 1A.    Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, filed with the SEC on February 20, 2025.
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in the Company’s 2024 Form 10-K, which could materially adversely affect our business, financial condition, or future results. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our 2024 Form 10-K. Otherwise, except as presented below, there have been no material changes to the risk factors disclosed in our 2024 Form 10-K.
The Company is subject to risks from changes to the trade policies, tariffs and import and export regulations of the U.S. and foreign governments.
Changes in import and export policies, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and counter sanctions, safeguards or customs restrictions by the U.S. and foreign governments, could materially adversely affect the Company’s business performance, financial condition, results of operations, and relationships with customers, suppliers, and employees. Similarly, changes in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where the Company currently manufacture or sell products or conduct business, and adverse changes in, or withdrawal from, trade agreements or political relationships between the U.S. and such countries and territories could materially adversely affect the Company’s business.
Substantially all of the units the Company sources are procured from third-party manufacturers in the Asia Pacific region. Restrictions on international trade, such as tariffs, can materially adversely affect the Company’s operations and supply chain and limit the Company’s ability to offer and distribute products. The impact can be particularly significant if these restrictive measures apply to countries and regions where the Company has significant supply chain operations or from which the Company derives a significant portion of revenues. These restrictive measures can substantially increase the cost to procure products and the raw materials the Company uses, and may require the Company to take various actions, including raising prices on products, changing manufacturers or suppliers, renegotiating purchase prices with suppliers and material vendors, ceasing to offer and distribute certain products, or reducing investments. Changing operations and supply chain in response to new or changed restrictions on international trade can be expensive, time-consuming and disruptive to the Company’s operations. These restrictions may be announced with little or no advance notice, which can create uncertainty, and we may not be able to effectively mitigate all resulting adverse impacts on the Company’s business, financial condition and results of operations. In addition, if the Company is required to raise prices on products but competitors do not take similar price increases, the Company’s competitive position may be materially adversely affected.
The extent and duration of the effects on the Company’s business of recent U.S.tariffs, tariffs proposed by other countries in response, and the resulting impact on general economic conditions are uncertain and will depend on various factors, including future actions of the U.S. and other countries, negotiations between the U.S. and other countries, exemptions or exclusions that may be granted, availability and cost of alternative manufacturers and sources of supply, and demand for the Company’s products in affected markets.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the first quarter of 2025.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (December 29, 2024 to February 1, 2025)
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	14,514	22.80	—
Period 2 (February 2, 2025 to March 1, 2025)
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	360,495	20.94	—
Period 3 (March 2, 2025 to March 29, 2025)
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	542	13.42	—
Total for the First Quarter Ended March 29, 2025
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	375,551	21.00	—
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
ITEM 5.    Other Information
(c) During the quarter ended March 29, 2025, no director or Section 16 officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, in each case, as defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits
Exhibits filed as a part of this Form 10-Q are incorporated by reference herein.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 7, 2022.

10.1	2025 Form of Restricted Stock Unit Agreement.*

10.2	Form of Performance Stock Unit Agreement (2025 - 2027 performance period).*

10.3	Settlement Agreement between Wolverine World Wide, Inc. and Isabel Soriano dated as of March 3, 2025.*

31.1	Certification of Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income; (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in Inline XBRL (included in Exhibit 101).

* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

May 8, 2025	/s/ Christopher E. Hufnagel
Date	Christopher E. Hufnagel President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory for Registrant)

May 8, 2025	/s/ Taryn L. Miller
Date	Taryn L. Miller Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)