Form 10-Q
period 2025-06-28
WOLVERINE WORLD WIDE INC /DE/
filed 2025-08-07
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 81,254,351 shares of common stock, $1 par value, outstanding as of July 21, 2025.

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
These or other uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the SEC on February 20, 2025 (the “2024 Form 10-K”), and in Part II, Item 1A: “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, filed with the SEC on May 8, 2025 (the “First Quarter 2025 Form 10-Q”). Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue	$474.2	$425.2	$886.5	$820.1
Cost of goods sold	250.2	242.0	467.7	455.5
Gross profit	224.0	183.2	418.8	364.6
Selling, general and administrative expenses	182.4	166.6	354.4	343.4
Impairment of long-lived assets	—	3.2	—	9.3
Environmental and other related costs (income), net of recoveries	0.9	(15.7)	4.0	(14.1)
Operating profit	40.7	29.1	60.4	26.0
Other expenses:
Interest expense, net	8.5	11.9	16.5	23.9
Other income, net	(1.4)	(0.8)	(2.9)	(1.6)
Total other expense, net	7.1	11.1	13.6	22.3
Earnings before income taxes	33.6	18.0	46.8	3.7
Income tax expense	4.6	2.4	5.6	1.8
Net earnings	$29.0	$15.6	$41.2	$1.9
Less: net earnings attributable to noncontrolling interests	2.2	1.4	3.3	2.2
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$26.8	$14.2	$37.9	$(0.3)

Net earnings (loss) per share (see Note 3):
Basic	$0.32	$0.17	$0.45	$(0.01)
Diluted	$0.32	$0.17	$0.45	$(0.01)

Comprehensive income (loss)	$37.9	$12.9	$52.5	$(6.4)
Less: comprehensive income attributable to noncontrolling interests	2.8	0.7	3.8	1.6
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	$35.1	$12.2	$48.7	$(8.0)

Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	June 28, 2025	December 28, 2024	June 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$141.0	$152.1	$148.3
Accounts receivable, less allowances of $9.4, $8.9 and $8.9	255.4	209.4	272.2
Finished products, net	314.4	237.8	295.4
Raw materials and work-in-process, net	1.6	2.8	1.7
Total inventories	316.0	240.6	297.1
Prepaid expenses and other current assets	88.8	86.4	73.2
Total current assets	801.2	688.5	790.8
Property, plant and equipment, net of accumulated depreciation of $241.4, $232.3 and $247.1	90.6	89.7	90.2
Lease right-of-use assets, net	106.3	102.1	103.6
Goodwill	432.6	424.6	425.8
Indefinite-lived intangibles	181.8	173.0	173.4
Amortizable intangibles, net	31.3	31.5	33.1
Deferred income taxes	97.2	93.7	116.4
Other assets	67.5	65.7	63.0
Total assets	$1,808.5	$1,668.8	$1,796.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$228.6	$200.9	$181.6
Accrued salaries and wages	30.0	35.1	28.2
Other accrued liabilities	206.9	183.4	188.2
Lease liabilities	36.3	33.7	32.6
Current maturities of long-term debt	10.0	10.0	10.0
Borrowings under revolving credit agreements	135.0	70.0	225.0
Total current liabilities	646.8	533.1	665.6
Long-term debt, less current maturities	563.5	568.0	579.7
Accrued pension liabilities	69.8	71.4	77.0
Deferred income taxes	28.6	29.0	27.8
Lease liabilities, noncurrent	115.7	116.0	119.8
Other liabilities	27.1	34.8	56.0
Stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 114,591,849, 113,721,605, and 113,406,905 shares issued	114.6	113.7	113.4
Additional paid-in capital	386.4	382.7	371.6
Retained earnings	870.7	849.5	817.9
Accumulated other comprehensive loss	(137.0)	(147.8)	(149.9)
Cost of shares in treasury; 33,388,790, 33,392,585, and 33,396,787 shares	(890.7)	(890.8)	(890.9)
Total Wolverine World Wide, Inc. stockholders’ equity	344.0	307.3	262.1
Noncontrolling interest	13.0	9.2	8.3
Total stockholders’ equity	357.0	316.5	270.4
Total liabilities and stockholders’ equity	$1,808.5	$1,668.8	$1,796.3
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Year-To-Date Ended
(In millions)	June 28, 2025	June 29, 2024
OPERATING ACTIVITIES
Net earnings	$41.2	$1.9
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	12.5	13.3
Deferred income taxes	(0.1)	(0.7)
Stock-based compensation expense	12.6	9.8
Pension and SERP expense	(0.3)	(0.3)
Impairment of long-lived assets	—	9.3
Environmental and other related costs, net of cash payments	(6.8)	(31.7)
Other	(5.1)	(8.2)
Changes in operating assets and liabilities:
Accounts receivable	(38.0)	(13.9)
Inventories	(68.3)	72.4
Other operating assets	(8.7)	4.3
Accounts payable	22.1	(23.2)
Income taxes payable	0.2	(4.7)
Other operating liabilities	(0.5)	(38.8)
Net cash used in operating activities	(39.2)	(10.5)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(11.0)	(8.1)
Proceeds from sale of businesses, intangible assets and other assets, net of cash disposed of	—	92.5
Proceeds from company-owned life insurance policy liquidations	—	7.9
Other	(0.9)	(2.4)
Net cash provided by (used in) investing activities	(11.9)	89.9
FINANCING ACTIVITIES
Payments under revolving credit agreements	(171.0)	(299.0)
Borrowings under revolving credit agreements	236.0	219.0
Proceeds from company-owned life insurance policies	—	7.0
Payments on long-term debt	(5.0)	(26.7)
Cash dividends paid	(16.7)	(16.2)
Employee taxes paid under stock-based compensation plans	(8.5)	(1.7)
Proceeds from the exercise of stock options	0.5	—
Net cash provided by (used in) financing activities	35.3	(117.6)
Effect of foreign exchange rate changes	4.7	1.9
Decrease in cash and cash equivalents	(11.1)	(36.3)
Cash and cash equivalents at beginning of the year	152.1	184.6
Cash and cash equivalents at end of the quarter	$141.0	$148.3
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital		Retained Earnings		Accumulated Other Comprehensive Loss		Treasury Stock		Non-controlling Interest		Total
Balance at March 30, 2024	$113.3	$366.1		$812.0		$(147.9)		$(891.0)		$7.6		$260.1
Net earnings				14.2						1.4		15.6
Other comprehensive loss						(2.0)				(0.7)		(2.7)
Shares issued, net of shares forfeited under stock incentive plans (86,986 shares)	0.1	(0.2)										(0.1)
Stock-based compensation expense		5.7										5.7
Cash dividends declared ($0.10 per share)				(8.3)								(8.3)
Issuance of treasury shares (2,923 shares)		—						0.1				0.1
Balance at June 29, 2024	$113.4	$371.6	0	$817.9	0	$(149.9)	0	$(890.9)	0	$8.3	0	$270.4

Balance at March 29, 2025	$114.4	$380.3		$851.9		$(145.3)		$(890.7)		$10.2		$320.8
Net earnings				26.8						2.2		29.0
Other comprehensive income						8.3				0.6		8.9
Shares issued, net of shares forfeited under stock incentive plans (146,419 shares)	0.2	(1.0)										(0.8)
Shares issued for stock options exercised, net (10,214 shares)	—	0.2										0.2
Stock-based compensation expense		6.9										6.9
Cash dividends declared ($0.10 per share)				(8.0)								(8.0)
Balance at June 28, 2025	$114.6	$386.4		$870.7		$(137.0)		$(890.7)		$13.0		$357.0
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 30, 2023	$113.0	$364.0	$834.8	$(142.2)	$(891.0)	$21.4	$300.0
Net earnings (loss)			(0.3)			2.2	1.9
Other comprehensive loss				(7.7)		(0.6)	(8.3)
Shares issued, net of shares forfeited under stock incentive plans (453,123 shares)	0.4	(2.1)					(1.7)
Stock-based compensation expense		9.8					9.8
Cash dividends declared ($0.20 per share)			(16.6)				(16.6)
Issuance of treasury shares (6,493 shares)		(0.1)			0.1		—
Divestiture						(14.7)	(14.7)
Balance at June 29, 2024	$113.4	$371.6	$817.9	$(149.9)	$(890.9)	$8.3	$270.4

Balance at December 28, 2024	$113.7	$382.7	$849.5	$(147.8)	$(890.8)	$9.2	$316.5
Net earnings			37.9			3.3	41.2
Other comprehensive income				10.8		0.5	11.3
Shares issued, net of shares forfeited under stock incentive plans (841,030 shares)	0.9	(9.4)					(8.5)
Shares issued for stock options exercised, net (29,214 shares)	—	0.5					0.5
Stock-based compensation expense		12.6					12.6
Cash dividends declared ($0.20 per share)			(16.7)				(16.7)
Issuance of treasury shares (3,795 shares)		—			0.1		0.1
Balance at June 28, 2025	$114.6	$386.4	$870.7	$(137.0)	$(890.7)	$13.0	$357.0

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
In the second quarter of 2024, the Company recorded non-cash impairment charges on certain Corporate U.S. and Canada office long-lived property, plant and equipment and right-of-use assets, to adjust the carrying amount of the assets to estimated fair value. The impairment primarily resulted from divestiture activities and consolidation of corporate office space. Fair value was estimated based on the discounted cash flows of estimated rental income from subleases, net of estimated expenses.
The following table provides details related to asset impairment charges recorded:

	Quarter Ended	Year-To-Date Ended
(In millions)	June 29, 2024	June 29, 2024
Lease right-of-use assets impairment	$3.0	$5.9
Property, plant and equipment impairment	0.2	3.4
Total impairment	$3.2	$9.3
2.NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASUs”) that the Company has not yet adopted. The following is a summary of the new standards and anticipated impact of adopting these new standards.

Standard	Description	Effect on the Financial Statements
ASU 2023-09, Improvements to Income Tax Disclosures	Requires annual disclosures of prescribed standard categories for the components of the effective tax rate reconciliation, disclosure of income taxes paid disaggregated by jurisdiction, and other income-tax related disclosures. The ASU is effective on a prospective basis, with retrospective application permitted, for fiscal years beginning after December 15, 2024.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.
ASU 2024-03, Disaggregation of Income Statement Expenses	Requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.

3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$26.8	$14.2	$37.9	$(0.3)
Adjustment for earnings allocated to non-vested restricted common stock	(0.9)	(0.5)	(1.2)	(0.6)
Net earnings (loss) used in calculating basic and diluted earnings per share	$25.9	$13.7	$36.7	$(0.9)
Denominator:
Weighted average shares outstanding	81.1	80.0	80.9	79.9
Net earnings (loss) per share:
Basic	$0.32	$0.17	$0.45	$(0.01)
Diluted	$0.32	$0.17	$0.45	$(0.01)
For the quarter and year-to-date ended June 28, 2025, 876,607 and 363,937 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the quarter and year-to-date ended June 29, 2024, 1,574,879 and 1,672,689 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Year-To-Date Ended
(In millions)	June 28, 2025	June 29, 2024
Goodwill balance at beginning of the year	$424.6	$427.1
Foreign currency translation effects	8.0	(1.3)
Goodwill balance at end of the quarter	$432.6	$425.8
Goodwill balances are net of accumulated impairment charges. Accumulated impairment charges were $48.4 million as of June 28, 2025 and June 29, 2024, and are related to the Sweaty Betty® reporting unit, which is part of the Active Group reportable segment.
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $181.8 million, $173.0 million, and $173.4 million as of June 28, 2025, December 28, 2024, and June 29, 2024, respectively. The Company conducted an interim impairment assessment as of June 28, 2025 and determined that there were no triggering events indicating impairment of the Company’s goodwill and indefinite-lived intangible assets.
For the Sweaty Betty® reporting unit included in the fiscal year 2024 annual impairment test, the estimated fair value of the reporting unit exceeded the carrying value by 3%. The Sweaty Betty® trade name was valued using the income approach, specifically the multi-period excess earnings method. The key assumptions used in the valuations were revenue growth, EBITDA margin, and the discount rate. Although the Company believes the estimates and assumptions used in the valuations were appropriate, it is possible assumptions could change in future periods. The risk of future impairment to the Sweaty Betty® trade name and Sweaty Betty® goodwill depend on assumptions used in the determination of the trade name's and reporting unit's fair value, such as revenue growth, EBITDA margin, taxes, depreciation and amortization margin, discount rate, and assumed tax rate, or if macroeconomic conditions deteriorate and adversely affect the values of the Company's Sweaty Betty® trade name and the Sweaty Betty® reporting unit. A future impairment charge of the Sweaty Betty® trade name and the Sweaty Betty® reporting unit goodwill could have an adverse material effect on the Company's consolidated financial results. The carrying values of the Company’s Sweaty Betty® trade name indefinite-lived intangible asset and the Sweaty Betty® reporting unit goodwill were $107.1 million and $57.1 million, respectively, as of June 28, 2025.

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
The proceeds of the RPA are classified as operating activities in the Company's consolidated condensed statement of cash flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections of the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $135.7 million and $248.3 million for the quarter and year-to-date ended June 28, 2025, respectively. Total receivables sold under the RPA were $102.7 million and $205.0 million for the quarter and year-to-date ended June 29, 2024, respectively. Total cash collections under the RPA were $126.9 million and $249.5 million in the quarter and year-to-date ended June 28, 2025, respectively. Total cash collections under the RPA were $104.1 million and $205.8 million in the quarter and year-to-date ended June 29, 2024, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
As of the fiscal quarters ended June 28, 2025 and June 29, 2024, the amount sold to the Purchasers under the RPA was $111.3 million and $93.0 million, respectively, which was derecognized from the consolidated condensed balance sheets. As collateral against sold receivables, Rockford ARS maintains a certain level of unsold receivables, which were $53.4 million and $53.6 million as of the fiscal quarters ended June 28, 2025 and June 29, 2024, respectively.
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

	Quarter Ended June 28, 2025			Quarter Ended June 29, 2024
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$253.5	$102.0	$355.5	$203.1	$102.8	$305.9
Work Group	99.0	8.5	107.5	95.8	9.2	105.0
Other	10.1	1.1	11.2	12.9	1.4	14.3
Total Revenue	$362.6	$111.6	$474.2	$311.8	$113.4	$425.2

	Year-To-Date Ended June 28, 2025			Year-To-Date Ended June 29, 2024
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$492.6	$189.6	$682.2	$399.3	$196.4	$595.7
Work Group	165.9	16.4	182.3	177.1	18.0	195.1
Other	20.0	2.0	22.0	23.9	5.4	29.3
Total Revenue	$678.5	$208.0	$886.5	$600.3	$219.8	$820.1
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company is due $34.7 million of remaining fixed transaction price under its license agreements as of June 28, 2025, which it expects to recognize per the terms of its contracts over the course of time through December 2028. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
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
The Company’s contract balances are as follows:

(In millions)	June 28, 2025	December 28, 2024	June 29, 2024
Product returns reserve	$9.9	$12.2	$8.4
Customer markdowns reserve	0.6	0.5	0.4
Other sales incentives reserve	2.2	3.6	2.9
Customer rebates liability	11.6	10.4	8.4
Customer advances liability	7.5	7.5	6.1
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
7.DEBT
Total debt consists of the following obligations:

(In millions)	June 28, 2025	December 28, 2024	June 29, 2024
Term Facility, due October 21, 2026	$27.5	$32.5	$45.0
Senior Notes, 4.000% interest, due August 15, 2029	550.0	550.0	550.0
Borrowings under revolving credit agreements	135.0	70.0	225.0
Unamortized deferred financing costs	(4.0)	(4.5)	(5.3)
Total debt	$708.5	$648.0	$814.7
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
The Term Facility requires quarterly principal payments with a balloon payment due on October 21, 2026. The scheduled principal payments due under the Term Facility over the next 12 months total $10.0 million as of June 28, 2025 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets. In addition, the Company made payments towards the Term Facility during fiscal year 2024 in accordance with requirements in the Credit Agreement relating to the use of proceeds from the disposition of the Company assets.
The Revolving Facility allows the Company to borrow up to an aggregate amount of $800.0 million. The Revolving Facility also includes a $100.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Facility of $11.7 million, $6.0 million and $7.0 million as of June 28, 2025, December 28, 2024 and June 29, 2024, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Facility.

The interest rates applicable to amounts outstanding under Term Facility and to U.S. dollar denominated amounts outstanding under the Revolving Facility are, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Credit Agreement). At June 28, 2025, the Term Facility and the Revolving Facility had a weighted-average interest rate of 5.94%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Senior Credit Facilities also contain certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Senior Credit Facilities require compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Senior Credit Facilities). As of June 28, 2025, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.
The Company’s $550.0 million 4.000% senior notes issued on August 26, 2021 are due on August 15, 2029. Related interest payments are due semi-annually. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has a foreign revolving credit facility with aggregate available borrowings of $1.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of June 28, 2025, December 28, 2024 and June 29, 2024, respectively.
The Company included in interest expense the amortization of deferred financing costs of $0.5 million and $1.0 million for the quarter and year-to-date ended June 28, 2025, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.5 million and $1.1 million for the quarter and year-to-date ended June 29, 2024, respectively.
8.LEASES
The following is a summary of the Company’s lease cost.

	Quarter Ended		Year-To-Date Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating lease cost	$7.5	$8.0	$14.9	$16.9
Variable lease cost	3.6	3.0	6.6	5.9
Short-term lease cost	0.3	0.6	0.7	1.1
Sublease income	(2.6)	(1.5)	(4.7)	(2.8)
Total lease cost	$8.8	$10.1	$17.5	$21.1
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Quarter Ended		Year-To-Date Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cash paid for operating lease liabilities	$10.7	$13.3	$19.8	$26.3
Operating lease assets obtained in exchange for lease liabilities	7.0	0.3	11.0	4.9
The Company did not enter into any real estate leases with commencement dates subsequent to June 28, 2025.
9.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 531 days, 531 days, and 503 days as of June 28, 2025, December 28, 2024 and June 29, 2024, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity.
The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency transaction exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
The Company had an interest rate swap arrangement, which matured on May 30, 2025. The agreement exchanged floating rate interest payments for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts. The differential paid or received on the interest rate swap arrangement was recognized as interest expense, net.
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	June 28, 2025	December 28, 2024	June 29, 2024
Foreign exchange hedge contracts	$244.8	$263.5	$257.9
Interest rate swap	—	16.7	41.1
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	June 28, 2025	December 28, 2024	June 29, 2024
Financial assets:
Foreign exchange hedge contracts	$—	$9.1	$3.2
Interest rate swap	—	0.2	0.8
Financial liabilities:
Foreign exchange hedge contracts	$(13.0)	$(0.7)	$(1.0)
Foreign exchange hedge contract financial assets are recorded to prepaid expenses and other current assets and financial liabilities are recorded to other accrued liabilities on the consolidated condensed balance sheets. Interest rate swap financial assets are recorded to other assets on the consolidated condensed balance sheets.
10.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $6.9 million and $12.6 million, and related income tax benefits of $1.4 million and $2.5 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended June 28, 2025, respectively. The Company recognized compensation expense of $5.7 million and $9.8 million, and related income tax benefits of $1.1 million and $1.9 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended June 29, 2024, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
The Company granted restricted awards and performance awards as follows:

	Year-To-Date Ended June 28, 2025		Year-To-Date Ended June 29, 2024
(In millions)	Company Shares Issued	Weighted-Average Grant Date Fair Value	Company Shares Issued	Weighted-Average Grant Date Fair Value
Restricted Awards	745,217	$20.45	1,865,330	$8.43
Performance Awards	421,475	$22.19	1,233,484	$8.56

11.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended		Year-To-Date Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Service cost pertaining to benefits earned during the period	$0.5	$0.7	$1.0	$1.4
Interest cost on projected benefit obligations	4.2	4.5	8.4	8.9
Expected return on pension assets	(4.4)	(4.9)	(8.9)	(9.8)
Net amortization loss	(0.4)	(0.4)	(0.8)	(0.8)
Net pension income	$(0.1)	$(0.1)	$(0.3)	$(0.3)
The non-service cost components of net pension income is recorded in Other income, net, on the consolidated condensed statements of operations and comprehensive income (loss).
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
The Company’s effective tax rates for the quarter and year-to-date ended June 28, 2025 were 13.7% and 12.0%, respectively. The Company’s effective tax rates for the quarter and year-to-date ended June 29, 2024 were 13.1% and 47.8%, respectively. The increase in the effective tax rate between 2025 and 2024 for the second quarter of the years is primarily due to a decrease in discrete tax benefits recognized in the current year. The decrease in the effective tax rate between 2025 and 2024 for the year-to-date periods is primarily the result of discrete tax benefits in the current year compared to discrete tax expenses in the prior year.
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
On July 4, 2025, a subsequent event to the current quarter, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not expect these provisions and modifications to have a material impact on the consolidated financial statements.

13.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during the quarters ended June 28, 2025 and June 29, 2024 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at March 30, 2024	$(124.2)	$(14.6)		$(9.1)		$(147.9)
Other comprehensive income (loss) before reclassifications (1)	(2.8)	1.3		—		(1.5)
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	(2)	(0.4)	(3)	(0.6)
Income tax expense	—	0.1		—		0.1
Net reclassifications	—	(0.1)		(0.4)		(0.5)
Net current-period other comprehensive income (loss) (1)	(2.8)	1.2		(0.4)		(2.0)
Balance at June 29, 2024	$(127.0)	$(13.4)		$(9.5)		$(149.9)

Balance at March 29, 2025	$(125.1)	$(13.6)		$(6.6)		$(145.3)
Other comprehensive income (loss) before reclassifications (1)	17.6	(7.2)		—		10.4
Amounts reclassified from accumulated other comprehensive loss	—	(2.5)	(2)	(0.4)	(3)	(2.9)
Income tax expense	—	0.7		0.1		0.8
Net reclassifications	—	(1.8)		(0.3)		(2.1)
Net current-period other comprehensive income (loss) (1)	17.6	(9.0)		(0.3)		8.3
Balance at June 28, 2025	$(107.5)	$(22.6)		$(6.9)		$(137.0)
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
(3)Amounts reclassified are included in the computation of net pension expense.

The change in accumulated other comprehensive income (loss) during the year-to-date periods ended June 28, 2025 and June 29, 2024 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at December 30, 2023	$(116.3)	$(17.1)		$(8.8)		$(142.2)
Other comprehensive income (loss) before reclassifications (1)	(10.9)	5.9		—		(5.0)
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	(2.9)	(2)	(0.8)	(3)	(3.5)
Income tax expense	—	0.7		0.1		0.8
Net reclassifications	0.2	(2.2)		(0.7)		(2.7)
Net current-period other comprehensive income (loss) (1)	(10.7)	3.7		(0.7)		(7.7)
Balance at June 29, 2024	$(127.0)	$(13.4)		$(9.5)		$(149.9)

Balance at December 28, 2024	$(132.8)	$(8.7)		$(6.3)		$(147.8)
Other comprehensive income (loss) before reclassifications (1)	25.3	(10.9)		—		14.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.0)	(2)	(0.8)	(3)	(4.8)
Income tax expense	—	1.0		0.2		1.2
Net reclassifications	—	(3.0)		(0.6)		(3.6)
Net current-period other comprehensive income (loss) (1)	25.3	(13.9)		(0.6)		10.8
Balance at June 28, 2025	$(107.5)	$(22.6)		$(6.9)		$(137.0)
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	June 28, 2025	December 28, 2024	June 29, 2024
Financial assets:
Derivatives	$—	$9.3	$4.0
Financial liabilities:
Derivatives	$(13.0)	$(0.7)	$(1.0)
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

(In millions)	June 28, 2025	December 28, 2024	June 29, 2024
Carrying value	$708.5	$648.0	$814.7
Fair value	654.1	587.0	732.0
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
In May 2016, the Environmental Protection Agency (“EPA”) announced a lifetime health advisory level of 70 parts per trillion (“ppt”) combined for PFOA and PFOS, which the EPA reduced in June 2022 to 0.004 ppt and 0.02 ppt for PFOA and PFOS, respectively. In January 2018, the Michigan Department of Environmental Quality (now known as the Michigan Department of Environment, Great Lakes, and Energy (“EGLE”)) enacted a drinking water criterion of 70 ppt combined for PFOA and PFOS, which set an official state standard for acceptable concentrations of these contaminants in groundwater used for drinking water purposes. On August 3, 2020, Michigan changed the standards for PFOA and PFOS in drinking water to 8 and 16 ppt, respectively, and set standards for four other PFAS substances.
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
On December 19, 2018, the Company filed a third-party complaint against 3M Company seeking, among other things, recovery of the Company’s remediation and other costs incurred in defense of the EGLE Action (the “3M Action"). On June 20, 2019, the 3M Company filed a counterclaim against the Company in response to the 3M Action, seeking, among other things, contractual and common law indemnity and contribution under CERCLA and Part 201 of NREPA. On February 20, 2020, the Company and 3M Company entered into a settlement agreement resolving the 3M Action, under which 3M Company paid the Company a lump sum amount of $55.0 million during the first quarter of 2020.
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
There were no developments during the first two quarters of 2025 that required the Company to change the amount accrued for the Litigation Matters described above. The Company made related payments of $1.8 million in connection with the Litigation Matters described above during the first two quarters of 2025. As of June 28, 2025, the Company had recorded liabilities of $8.4 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities and other liabilities in the consolidated condensed balance sheets.
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

Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Year-To-Date Ended
(In millions)	June 28, 2025	June 29, 2024
Remediation liability at beginning of the year	$39.7	$57.9
Changes in estimate	2.6	3.8
Amounts paid	(7.5)	(15.5)
Remediation liability at the end of the quarter	$34.8	$46.2
The reserve balance as of June 28, 2025 includes $20.2 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $14.6 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to June 28, 2025 are as follows:

(In millions)	2025	2026	2027	2028	2029	Thereafter
Minimum royalties	$0.5	$1.2	$1.3	$1.4	$1.5	$—
Minimum advertising	0.7	3.1	3.2	3.3	—	—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.5 million and $0.8 million for the quarter and year-to-date ended June 28, 2025, respectively. For the quarter and year-to-date ended June 29, 2024, the Company incurred royalty expense in accordance with these agreements of $0.3 million and $0.6 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.1 million and $1.6 million for the quarter and year-to-date ended June 28, 2025, respectively. For the quarter and year-to-date ended June 29, 2024, the Company incurred advertising expense in accordance with these agreements of $1.2 million and $2.3 million, respectively.
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

	Quarter Ended June 28, 2025					Quarter Ended June 29, 2024
(In millions)	Active Group	Work Group	Other	Corporate	Total	Active Group	Work Group	Other	Corporate	Total
Revenue	$355.5	$107.5	$11.2	$—	$474.2	$305.9	$105.0	$14.3	$—	$425.2
Cost of goods sold	180.5	67.3	1.2	1.2	250.2	170.8	68.6	4.4	(1.8)	242.0
Operating expenses	110.3	19.9	1.9	51.2	183.3	93.0	21.8	1.7	37.6	154.1
Operating income	$64.7	$20.3	$8.1	$(52.4)	$40.7	$42.1	$14.6	$8.2	$(35.8)	$29.1
Interest expense, net					8.5					11.9
Other income, net					(1.4)					(0.8)
Earnings before income taxes					$33.6					$18.0

	Year-To-Date Ended June 28, 2025					Year-To-Date Ended June 29, 2024
(In millions)	Active Group	Work Group	Other	Corporate	Total	Active Group	Work Group	Other	Corporate	Total
Revenue	$682.2	$182.3	$22.0	$—	$886.5	$595.7	$195.1	$29.3	$—	$820.1
Cost of goods sold	347.0	115.0	2.5	3.2	467.7	328.2	124.8	11.7	(9.2)	455.5
Operating expenses	212.4	39.9	3.9	102.2	358.4	189.2	43.0	5.2	101.2	338.6
Operating income	$122.8	$27.4	$15.6	$(105.4)	$60.4	$78.3	$27.3	$12.4	$(92.0)	$26.0
Interest expense, net					16.5					23.9
Other income, net					(2.9)					(1.6)
Earnings before income taxes					$46.8					$3.7

Depreciation and amortization expense	$3.1	$0.2	$0.6	$8.6	$12.5	$3.3	$0.2	$0.7	$9.1	$13.3
Capital expenditures	$1.9	$—	$0.5	$8.6	$11.0	$2.0	$—	$0.7	$5.4	$8.1

(In millions)	June 28, 2025	December 28, 2024	June 29, 2024
Total assets:
Active Group	$1,111.6	$1,011.6	$1,072.7
Work Group	275.1	266.2	282.8
Other	91.0	79.4	98.5
Corporate	330.8	311.6	342.3
Total	$1,808.5	$1,668.8	$1,796.3
Goodwill:
Active Group	$322.2	$315.4	$316.5
Work Group	61.4	60.2	60.2
Other	49.0	49.0	49.1
Total	$432.6	$424.6	$425.8
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
Divestiture of Sperry® Business
On January 10, 2024, the Company entered into a Purchase Agreement with ABG Intermediate Holdings 2 LLC, an affiliate of Authentic Brands Group LLC. (the "ABG Buyer"), pursuant to which the ABG Buyer agreed to purchase all of the outstanding equity of certain subsidiaries of the Company that own or hold for use intellectual property used by the Company exclusively in the footwear, apparel, and accessories business conducted by the Company under the Sperry® brand. In addition, on January 10, 2024, the Company entered into an Inventory Purchase Agreement with Aldo U.S. Inc., an affiliate of the Aldo Group (the "Aldo Buyer"), pursuant to which the Aldo Buyer agreed to purchase certain inventory and other assets of the Sperry® business, and to assume certain contracts of the Sperry® business, including Sperry® retail store leases. The sale was effective January 10, 2024, in accordance with the terms and conditions of the Purchase Agreement. The aggregate purchase price under these two purchase agreements was $97.4 million in cash.
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
The Company’s brands are marketed in approximately 170 countries and territories at June 28, 2025, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At June 28, 2025, the Company operated 121 retail stores in the U.S., United Kingdom, Ireland and Italy and 39 direct-to-consumer eCommerce sites.
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
2025 FINANCIAL OVERVIEW
•Revenue was $474.2 million for the second quarter of 2025, representing an increase of 11.5% compared to the second quarter of 2024.
•Gross margin was 47.2% in the second quarter of 2025 compared to 43.1% in the second quarter of 2024.
•The effective tax rates in the second quarters of 2025 and 2024 were 13.7% and 13.1%, respectively.
•Diluted earnings per share for the second quarter of 2025 was $0.32 per share compared to diluted earnings per share of $0.17 per share for the second quarter of 2024.
•The Company declared cash dividends of $0.10 per share in the second quarters of both 2025 and 2024.
•Cash flow used in operating activities was $39.2 million for the first two quarters of 2025 compared to cash flow used in operating activities of $10.5 million for the first two quarters of 2024.
•Compared to the second quarter of 2024, inventory as of the end of the second quarter of 2025 increased $18.9 million, or 6.4%.

RESULTS OF OPERATIONS

	Quarter Ended			Year-To-Date Ended
(In millions, except per share data)	June 28, 2025	June 29, 2024	Percent Change	June 28, 2025	June 29, 2024	Percent Change
Revenue	$474.2	$425.2	11.5%	$886.5	$820.1	8.1%
Cost of goods sold	250.2	242.0	3.4%	467.7	455.5	2.7%
Gross profit	224.0	183.2	22.3%	418.8	364.6	14.9%
Selling, general and administrative expenses	182.4	166.6	9.5%	354.4	343.4	3.2%
Impairment of long-lived assets	—	3.2	(100.0)%	—	9.3	(100.0)%
Environmental and other related costs (income), net of recoveries	0.9	(15.7)	105.7%	4.0	(14.1)	128.4%
Operating profit	40.7	29.1	39.9%	60.4	26.0	132.3%
Interest expense, net	8.5	11.9	(28.6)%	16.5	23.9	(31.0)%
Other income, net	(1.4)	(0.8)	(75.0)%	(2.9)	(1.6)	(81.3)%
Earnings before income taxes	33.6	18.0	86.7%	46.8	3.7	*
Income tax expense	4.6	2.4	91.7%	5.6	1.8	211.1%
Net earnings	29.0	15.6	85.9%	41.2	1.9	*
Less: net earnings attributable to noncontrolling interests	2.2	1.4	57.1%	3.3	2.2	50.0%
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$26.8	$14.2	88.7%	$37.9	$(0.3)	*
Diluted earnings (loss) per share	$0.32	$0.17	88.2%	$0.45	$(0.01)	*
* Percentage change not meaningful
REVENUE
Revenue was $474.2 million for the second quarter of 2025, representing an increase of $49.0 million compared to the second quarter of 2024. The change in revenue reflected a $49.6 million, or 16.2%, increase from the Active Group, a $2.5 million, or 2.4%, increase from the Work Group, and a $3.1 million, or 21.7%, decrease from the Other category. The Active Group’s revenue increase was primarily driven by an increase of $42.3 million from Saucony® and $15.2 million from Merrell®, partially offset by a decrease of $5.2 million from Chaco® and $2.7 million from Sweaty Betty®. The Work Group’s revenue increase was primarily driven by increases of $4.3 million from Cat®, $1.4 million from Harley-Davidson® and $1.4 million from HYTEST®, partially offset by decreases of $3.0 million from Wolverine® and $1.6 million from Bates®. The decrease in Other revenue was primarily driven by decreases of $1.8 million from joint venture and royalty revenue recorded at the corporate level, $0.9 million from Hush Puppies® and $0.4 million from Sperry®. Changes in foreign exchange rates increased revenue by $5.2 million during the second quarter of 2025. Direct-to-consumer revenue decreased during the second quarter of 2025 by $1.8 million, or 1.6%, compared to the second quarter of 2024.
Revenue was $886.5 million for the first two quarters of 2025, representing an increase of $66.4 million compared to the first two quarters of 2024. The change in revenue reflected a $86.5 million, or 14.5%, increase from the Active Group, a $12.8 million, or 6.6%, decrease from the Work Group, and a $7.3 million, or 24.9%, decrease from the Other category. The Active Group’s revenue increase was primarily driven by increases of $72.0 million from Saucony® and $32.8 million from Merrell®, partially offset by decreases of $9.9 million from Sweaty Betty® and $8.4 million from Chaco®. The Work Group’s revenue decrease was primarily driven by decreases of $6.8 million from Wolverine®, $3.3 million from Cat® and $2.1 million from Bates®. The decrease in Other revenue was primarily driven by decreases of $4.5 million from Sperry® and $2.6 million from joint venture and royalty revenue recorded at the corporate level. Changes in foreign exchange rates increased revenue by $0.5 million during the first two quarters of 2025. Direct-to-consumer revenue decreased during the first two quarters of 2025 by $11.8 million, or 5.4%, compared to the first two quarters of 2024.
GROSS MARGIN
Gross margin was 47.2% in the second quarter of 2025 compared to 43.1% in the second quarter of 2024. Gross margin was 47.2% in the first two quarters of 2025 compared to 44.5% in the first two quarters of 2024. The gross margin increase during 2025 was primarily due to healthier sales mix, lower promotional activity and the benefit of supply chain cost initiatives.

OPERATING EXPENSES
Operating expenses increased $29.2 million, from $154.1 million in the second quarter of 2024 to $183.3 million in the second quarter of 2025. The increase was primarily driven by higher environmental and other related costs, net of insurance recoveries ($16.6 million), higher advertising costs ($10.6 million), higher general and administrative costs ($6.8 million), higher selling costs ($2.5 million), higher incentive compensation costs ($2.0 million) and higher distribution costs ($0.9 million), partially offset by lower reorganization costs ($7.0 million) and lower impairment of long-lived and intangible assets ($3.2 million). Environmental and other related costs were $0.9 million and $10.8 million in the second quarter of 2025 and 2024, respectively.
Operating expenses increased $19.8 million, from $338.6 million in the first two quarters of 2024 to $358.4 million in the first two quarters of 2025. The increase was primarily driven by higher environmental and other related costs, net of insurance recoveries ($18.1 million), higher advertising costs ($15.6 million), higher general and administrative costs ($3.3 million), higher incentive compensation costs ($1.8 million), higher selling costs ($1.0 million) and higher distribution costs ($0.5 million), partially offset by lower reorganization costs ($11.2 million) and lower impairment of long-lived and intangible assets ($9.3 million). Environmental and other related costs were $4.0 million and $12.7 million in the first two quarters of 2025 and 2024, respectively.
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $8.5 million in the second quarter of 2025 compared to $11.9 million in the second quarter of 2024. Net interest expense was $16.5 million in the first two quarters of 2025 compared to $23.9 million in the first two quarters of 2024. The decrease in interest expense for both the quarter-to-date and year-to-date periods is primarily due to lower average principal balances of variable rate debt and lower weighted average interest rates on variable rate debt.
Other income was $1.4 million in the second quarter of 2025, compared to other income of $0.8 million in the second quarter of 2024. Other income was $2.9 million in the first two quarters of 2025, compared to other income of $1.6 million in the first two quarters of 2024.
The effective tax rates in the second quarter of 2025 and 2024 were 13.7% and 13.1%, respectively. The effective tax rates in the first two quarters of 2025 and 2024 were 12.0% and 47.8%, respectively. The increase in the effective tax rate between 2025 and 2024 for the second quarter of the years is primarily due to a decrease in discrete tax benefits recognized in the current year. The decrease in the effective tax rate between 2025 and 2024 for the year-to-date periods is primarily the result of discrete tax benefits in the current year compared to discrete tax expenses in the prior year.
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

The reportable segment results are as follows:

	Quarter Ended				Year-To-Date Ended
(In millions)	June 28, 2025	June 29, 2024	Change	Percent Change	June 28, 2025	June 29, 2024	Change	Percent Change
REVENUE
Active Group	$355.5	$305.9	$49.6	16.2%	$682.2	$595.7	$86.5	14.5%
Work Group	107.5	105.0	2.5	2.4%	182.3	195.1	(12.8)	(6.6)%
Other	11.2	14.3	(3.1)	(21.7)%	22.0	29.3	(7.3)	(24.9)%
Total	$474.2	$425.2	$49.0	11.5%	$886.5	$820.1	$66.4	8.1%
OPERATING PROFIT (LOSS)
Active Group	$64.7	$42.1	$22.6	53.7%	$122.8	$78.3	$44.5	56.8%
Work Group	20.3	14.6	5.7	39.0%	27.4	27.3	0.1	0.4%
Other	8.1	8.2	(0.1)	(1.2)%	15.6	12.4	3.2	25.8%
Corporate	(52.4)	(35.8)	(16.6)	(46.4)%	(105.4)	(92.0)	(13.4)	(14.6)%
Total	$40.7	$29.1	$11.6	39.9%	$60.4	$26.0	$34.4	132.3%
Further information regarding the reportable segments can be found in Note 16 to the consolidated condensed financial statements.
Active Group
The Active Group’s revenue increased $49.6 million, or 16.2%, in the second quarter of 2025 compared to the second quarter of 2024. The revenue increase was primarily driven by increases of $42.3 million from Saucony® and $15.2 million from Merrell®, partially offset by decreases of $5.2 million from Chaco® and $2.7 million from Sweaty Betty®. The Active Group’s revenue increased $86.5 million, or 14.5%, in the first two quarters of 2025 compared to the first two quarters of 2024. The revenue increase was primarily driven by increases of $72.0 million from Saucony® and $32.8 million from Merrell®, partially offset by decreases of $9.9 million from Sweaty Betty® and $8.4 million from Chaco®. The Saucony® increase was primarily driven by sales in the international channel and the strength and expanded sales of lifestyle product, including ProGrid Omni 9 and Ride Millennium. The Merrell® increase was primarily due to growth in the core brand franchises, including Moab 3, Moab Speed, and Speed Strike, particularly in the wholesale and international channels. The Sweaty Betty® decrease was primarily driven by softer consumer demand in direct-to-consumer and wholesale channels, lower closeout sales compared to the prior year and timing of shipments. The Chaco® decrease was primarily due to lower closeout sales compared to the prior year and softer consumer demand.
The Active Group’s operating profit increased $22.6 million, or 53.7%, in the second quarter of 2025 compared to the second quarter of 2024. The operating profit increase was due to revenue increases and a 500 basis point increase in gross margin, partially offset by a $17.3 million increase in selling, general and administrative expenses. The Active Group’s operating profit increased $44.5 million, or 56.8%, in the first two quarters of 2025 compared to the first two quarters of 2024. The operating profit increase was due to revenue increases and a 420 basis point increase in gross margin, partially offset by a $23.2 million increase in selling, general and administrative expenses. The increase in gross margin in the current year periods was primarily due to healthier sales mix, lower promotional activity and the benefit of supply chain cost initiatives. The increase in selling, general and administrative expenses in the current year periods was primarily due to higher advertising costs, selling costs and employee costs.
Work Group
The Work Group’s revenue increased $2.5 million, or 2.4%, during the second quarter of 2025 compared to the second quarter of 2024. The revenue increase was primarily driven by increases of $4.3 million from Cat®, $1.4 million from Harley-Davidson® and $1.4 million from HYTEST®, partially offset by decreases of $3.0 million from Wolverine® and $1.6 million from Bates®. The Cat® increase was primarily due to strong performance in the international and U.S. wholesale channels. The Harley-Davidson® increase was primarily due to timing of shipments in the U.S. wholesale channel. The HYTEST® increase was primarily due to growth in the U.S. wholesale channel. The Wolverine® decrease was primarily due to softer consumer demand in the U.S. direct-to-consumer and U.S. wholesale channels. The Bates® decrease was primarily due to softer consumer demand in the U.S. wholesale channel and lower closeout sales compared to the prior year.
The Work Group’s revenue decreased $12.8 million, or 6.6%, during the first two quarters of 2025 compared to the first two quarters of 2024. The revenue decrease was primarily driven by decreases of $6.8 million from Wolverine®, $3.3 million from Cat® and $2.1 million from Bates®. The Wolverine® decrease was primarily due to timing of shipments in the U.S. and international channels and softer consumer demand in the U.S. direct-to-consumer and U.S. wholesale channels. The Cat® decrease was primarily due to timing of shipments in the U.S. and international channels, partially offset by strong performance in the U.S. wholesale channel. The Bates® decrease was primarily due to softer consumer demand in the U.S. wholesale channel and lower closeout sales compared to the prior year.
The Work Group’s operating profit increased $5.7 million, or 39.0%, in the second quarter of 2025 compared to the second quarter of 2024. The operating profit increase was due to revenue increases, a 270 basis point increase in gross margin and a $1.9 million decrease in selling, general and administrative expenses. The Work Group’s operating profit increased $0.1 million, or 0.4%, in the first two quarters of 2025 compared to the first two quarters of 2024. The operating profit increase was due to a 90 basis point increase in gross margin and a $3.1 million decrease in selling, general and administrative expenses, partially offset by revenue decreases. The increase in gross margin in the current year periods was primarily due to favorable sales mix, lower promotional activity, and the benefit of supply chain cost initiatives. The decrease in selling, general and administrative expenses in the current year period was primarily due to lower distribution costs, advertising costs and selling expenses.
Other
The Other category’s revenue decreased $3.1 million, or 21.7%, in the second quarter of 2025 compared to the second quarter of 2024. The revenue decrease was primarily driven by a decrease of $1.8 million from joint venture and royalty revenue recorded at the corporate level, $0.9 million from Hush Puppies®, due to timing in the international channel, and $0.4 million from Sperry®, due to the divestiture of the business effective January 10, 2024. The Other category’s revenue decreased $7.3 million, or 24.9%, in the first two quarters of 2025 compared to the first two quarters of 2024. The revenue decrease was primarily driven by decreases of $4.5 million from Sperry®, due to the divestiture of the business effective January 10, 2024, and $2.6 million from joint venture and royalty revenue recorded at the corporate level.
Other operating profit decreased $0.1 million, or 1.2%, in the second quarter of 2025 compared to the second quarter of 2024. Other operating profit increased $3.2 million, or 25.8%, in the first two quarters of 2025 compared to the first two quarters of 2024. The operating profit increase in the first two quarters of 2025 was primarily due to higher Hush Puppies® royalty income on higher revenue and losses incurred in the prior year associated with the Sperry® business.
Corporate
Corporate expenses increased $16.6 million in the second quarter of 2025 compared to the second quarter of 2024, primarily due to higher environmental and other related costs ($16.6 million), higher software licensing costs ($2.4 million), higher incentive compensation costs ($1.5 million) and higher inventory reserves recorded at the corporate level ($1.1 million), partially offset by lower reorganization activities ($7.0 million) and lower impairment of long-lived and intangible assets ($3.2 million).
Corporate expenses increased $13.4 million in the first two quarters of 2025 compared to the first two quarters of 2024, primarily due to higher environmental and other related costs ($18.1 million), business model change gain recorded in the prior year that did not reoccur ($6.5 million), higher software licensing costs ($3.1 million), higher inventory reserves recorded at the corporate level ($1.1 million) and higher incentive compensation costs ($1.0 million), partially offset by lower reorganization activities ($11.2 million) and lower impairment of long-lived and intangible assets ($9.3 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	June 28, 2025	December 28, 2024	June 29, 2024
Cash and cash equivalents	$141.0	$152.1	$148.3
Debt	708.5	648.0	814.7
Unborrowed revolving credit facility (1)	653.3	724.0	768.0
(1)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.
Liquidity
Cash and cash equivalents of $141.0 million as of June 28, 2025 were $7.3 million lower compared to June 29, 2024. The decrease is due primarily to repayments less borrowings of debt of $107.5 million, cash dividends paid of $33.0 million, additions to property, plant and equipment of $23.1 million, and employee taxes paid under stock-based compensation of $9.4 million, partially offset by cash provided by operating activities of $151.4 million and proceeds from divestitures of

$9.9 million. The Company had $653.3 million of borrowing capacity available under the Revolving Facility as of June 28, 2025. Cash and cash equivalents located in foreign jurisdictions totaled $106.0 million as of June 28, 2025.
Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends and for general corporate purposes.
The Company did not repurchase shares of its common stock during the first two quarters of both 2025 and 2024.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual affected site. As of June 28, 2025, the Company has a reserve of $34.8 million, of which $20.2 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities and the remaining $14.6 million is recorded in other liabilities and is expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
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
As of June 28, 2025, the Company was in compliance with all covenants and performance ratios under the credit agreement.
The Company’s debt at June 28, 2025 totaled $708.5 million compared to $648.0 million at December 28, 2024. The Company expects to use the current borrowings to fund organic growth initiatives, pay dividends and for general corporate purposes. The increased debt position is due to higher borrowings under the Revolving Facility mainly resulting from operating cash outflows.
Cash Flows
The following table summarizes cash flow activities:

	Year-To-Date Ended
(In millions)	June 28, 2025	June 29, 2024
Net cash used in operating activities	$(39.2)	$(10.5)
Net cash provided by (used in) investing activities	(11.9)	89.9
Net cash provided by (used in) financing activities	35.3	(117.6)
Additions to property, plant and equipment	(11.0)	(8.1)
Depreciation and amortization	12.5	13.3
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first two quarters of 2025, an increase in net working capital represented a use of cash of $93.2 million. Working capital balances were unfavorably impacted by an increase in accounts receivable of $38.0 million, an increase in inventories of $68.3 million, an increase in other operating assets of $8.7 million, and a decrease in other operating liabilities of $0.5 million, partially offset by an increase in accounts payable of $22.1 million. Operating cash flows included adjustments for environmental and other related costs, net of cash payments and recoveries received, cash outflow of $6.8 million, depreciation and amortization expense adjustment of $12.5 million, stock-based compensation expense adjustment of $12.6 million, pension expense adjustment of $0.3 million, and deferred income taxes of $0.1 million.
Investing Activities
The Company made capital expenditures of $11.0 million and $8.1 million in the first two quarters of 2025 and 2024, respectively, for corporate headquarters building improvements, and eCommerce site and information system enhancements.
Financing Activities
The current year debt activity includes net borrowings under the Revolving Facility of $65.0 million. The Company paid $5.0 million and $26.7 million in principal payments associated with its long-term debt during the first two quarters of 2025 and 2024, respectively. The Company paid $8.5 million and $1.7 million during the first two quarters of 2025 and 2024, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans. The Company did not repurchase shares in the first two quarters of 2025 or 2024.
The Company declared cash dividends of $0.20 per share during the first two quarters of 2025 and 2024. Dividends paid in the first two quarters of 2025 and 2024 totaled $16.7 million and $16.2 million, respectively. A quarterly dividend of $0.10 per share was declared on July 30, 2025 to stockholders of record on October 1, 2025.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, the United Kingdom, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of June 28, 2025 and June 29, 2024, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $244.8 million and $257.9 million, respectively, with maturities ranging up to 531 and 503 days, respectively.
The Company also has sourcing locations in Asia, where financial statements reflect the U.S. dollar as the functional currency. However, operating costs are paid in the local currency. Revenue generated by the Company from third-party foreign licensees is calculated in the local currencies but paid in U.S. dollars. Accordingly, the Company’s reported results are subject to foreign currency exposure for this stream of revenue and expenses. Any associated foreign currency gains or losses on the settlement of local currency amounts are reflected within the Company's consolidated condensed statement of operations and comprehensive income (loss).
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of June 28, 2025, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $25.3 million from their value as of December 28, 2024. As of June 29, 2024, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $10.9 million from their value as of December 30, 2023.
The Company is exposed to interest rate changes primarily as a result of interest expense on the term loan borrowings and any borrowings under the Revolving Facility. The Company’s total variable-rate debt was $162.5 million at June 28, 2025.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4.    Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.    Legal Proceedings
The Company is involved in litigation and various legal matters arising in the normal course of business, including certain environmental compliance activities. For a discussion of legal matters, refer to Note 15 to the Company’s consolidated condensed financial statements.
ITEM 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” in the Company’s 2024 Form 10-K and in Part II, Item 1A: “Risk Factors” in the Company’s First Quarter 2025 Form 10-Q, which could materially adversely affect our business, financial condition, or future results. There have been no material changes in the assessment of the Company’s risk factors from those set forth in the Company’s 2024 Form 10-K, except as set forth in the Company’s First Quarter 2025 Form 10-Q.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the second quarter of 2025.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 4 (March 30, 2025 to May 3, 2025)
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	8,639	13.62	—
Period 5 (May 4, 2025 to May 31, 2025)
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	27,397	16.82	—
Period 6 (June 1, 2025 to June 28, 2025)
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	—	—	—
Total for the Second Quarter Ended June 28, 2025
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	36,036	16.05	—
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
ITEM 5.    Other Information
(c) On May 27, 2025, Amy M. Klimek, Executive Vice President, Global Human Resources, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 20,000 shares of Wolverine World Wide, Inc. common stock and up to 18,676 shares of Wolverine World Wide, Inc. common stock issuable upon exercise of vested stock options between August 18, 2025 and February 25, 2026, subject to certain conditions. The plan also provides for the sale of all shares between November 3, 2025 and February 25, 2026, subject to certain conditions and after withholding of shares to cover taxes, of Wolverine World Wide, Inc. common stock underlying the 20,350 restricted stock units that are scheduled to vest on October 30, 2025.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income (Loss); (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

August 7, 2025	/s/ Christopher E. Hufnagel
Date	Christopher E. Hufnagel President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory for Registrant)

August 7, 2025	/s/ Taryn L. Miller
Date	Taryn L. Miller Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)