Form 10-Q
period 2025-09-27
WOLVERINE WORLD WIDE INC /DE/
filed 2025-11-06
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 81,967,897 shares of common stock, $1 par value, outstanding as of October 20, 2025.

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

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue	$470.3	$440.2	$1,356.8	$1,260.3
Cost of goods sold	247.1	241.5	713.5	698.0
Gross profit	223.2	198.7	643.3	562.3
Selling, general and administrative expenses	183.1	171.2	537.5	514.6
Gain on sale of businesses, trademarks, and long-lived assets	—	(8.5)	—	(8.5)
Impairment of long-lived assets	—	—	—	9.3
Environmental and other related costs, net of recoveries	0.5	1.3	4.5	(12.8)
Operating profit	39.6	34.7	101.3	59.7
Other expenses:
Interest expense, net	8.1	9.6	24.6	33.5
Other income, net	(1.6)	(3.8)	(4.5)	(5.4)
Total other expense, net	6.5	5.8	20.1	28.1
Earnings before income taxes	33.1	28.9	81.2	31.6
Income tax expense	6.8	5.0	12.7	6.6
Net earnings	$26.3	$23.9	$68.5	$25.0
Less: net earnings attributable to noncontrolling interests	1.2	0.7	4.5	2.9
Net earnings attributable to Wolverine World Wide, Inc.	$25.1	$23.2	$64.0	$22.1

Net earnings per share (see Note 3):
Basic	$0.30	$0.28	$0.76	$0.27
Diluted	$0.30	$0.28	$0.76	$0.27

Comprehensive income	$19.2	$29.3	$72.7	$22.1
Less: comprehensive income attributable to noncontrolling interests	1.3	0.3	5.1	1.9
Comprehensive income attributable to Wolverine World Wide, Inc.	$17.9	$29.0	$67.6	$20.2

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	September 27, 2025	December 28, 2024	September 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$133.9	$152.1	$140.2
Accounts receivable, less allowances of $9.4, $8.9 and $9.3	210.8	209.4	244.4
Finished products, net	291.0	245.0	293.1
Raw materials and work-in-process, net	1.5	2.8	1.6
Total inventories	292.5	247.8	294.7
Prepaid expenses and other current assets	79.6	86.4	92.2
Total current assets	716.8	695.7	771.5
Property, plant and equipment, net of accumulated depreciation of $234.6, $232.3 and $231.1	84.8	89.7	88.7
Lease right-of-use assets, net	100.8	102.1	108.0
Goodwill	430.7	424.6	430.5
Indefinite-lived intangibles	179.6	173.0	179.3
Amortizable intangibles, net	30.1	31.5	33.2
Deferred income taxes	94.4	92.1	91.0
Other assets	69.4	65.7	63.6
Total assets	$1,706.6	$1,674.4	$1,765.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149.0	$200.9	$230.4
Accrued salaries and wages	34.2	35.1	29.7
Other accrued liabilities	185.7	183.4	190.2
Lease liabilities	34.9	33.7	33.3
Current maturities of long-term debt	—	10.0	10.0
Borrowings under revolving credit agreements	130.0	70.0	125.0
Total current liabilities	533.8	533.1	618.6
Long-term debt, less current maturities	546.4	568.0	567.8
Accrued pension liabilities	69.0	71.4	76.3
Deferred income taxes	28.4	29.0	27.8
Lease liabilities, noncurrent	110.8	116.0	122.7
Other liabilities	27.2	34.8	48.8
Stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 115,342,776, 113,721,605, and 113,461,555 shares issued	115.3	113.7	113.5
Additional paid-in capital	402.4	382.7	376.5
Retained earnings	893.9	855.1	840.1
Accumulated other comprehensive loss	(144.2)	(147.8)	(144.1)
Cost of shares in treasury; 33,387,370, 33,392,585, and 33,394,607 shares	(890.7)	(890.8)	(890.8)
Total Wolverine World Wide, Inc. stockholders’ equity	376.7	312.9	295.2
Noncontrolling interest	14.3	9.2	8.6
Total stockholders’ equity	391.0	322.1	303.8
Total liabilities and stockholders’ equity	$1,706.6	$1,674.4	$1,765.8
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Year-To-Date Ended
(In millions)	September 27, 2025	September 28, 2024
OPERATING ACTIVITIES
Net earnings	$68.5	$25.0
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	20.3	19.4
Deferred income taxes	0.2	23.2
Stock-based compensation expense	18.4	15.0
Pension and SERP expense	(0.5)	(0.5)
Impairment of long-lived assets	—	9.3
Environmental and other related costs, net of cash payments	(8.3)	(10.1)
Gain on sale of businesses, trademarks and long-lived assets	—	(8.5)
Other	(7.4)	(8.4)
Changes in operating assets and liabilities:
Accounts receivable	5.3	(10.8)
Inventories	(41.9)	88.7
Other operating assets	(4.9)	(15.4)
Accounts payable	(55.2)	22.3
Income taxes payable	(0.2)	(4.8)
Other operating liabilities	(0.5)	(46.7)
Net cash provided by (used in) operating activities	(6.2)	97.7
INVESTING ACTIVITIES
Additions to property, plant and equipment	(13.9)	(12.2)
Proceeds from sale of businesses, intangible assets and other assets, net of cash disposed of	—	102.4
Proceeds from company-owned life insurance policy liquidations	2.2	7.9
Other	(1.2)	(3.0)
Net cash provided by (used in) investing activities	(12.9)	95.1
FINANCING ACTIVITIES
Payments under revolving credit agreements	(355.0)	(443.0)
Borrowings under revolving credit agreements	415.0	263.0
Proceeds from company-owned life insurance policies	—	7.0
Payments on long-term debt	(32.5)	(39.2)
Payments of debt issuance costs	(3.9)	—
Cash dividends paid	(25.0)	(24.4)
Employee taxes paid under stock-based compensation plans	(9.1)	(2.0)
Proceeds from the exercise of stock options	12.2	—
Net cash provided by (used in) financing activities	1.7	(238.6)
Effect of foreign exchange rate changes	(0.8)	1.4
Decrease in cash and cash equivalents	(18.2)	(44.4)
Cash and cash equivalents at beginning of the year	152.1	184.6
Cash and cash equivalents at end of the quarter	$133.9	$140.2
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital		Retained Earnings		Accumulated Other Comprehensive Loss		Treasury Stock		Non-controlling Interest		Total
Balance at June 29, 2024	$113.4	$371.6		$825.4		$(149.9)		$(890.9)		$8.3		$277.9
Net earnings				23.2						0.7		23.9
Other comprehensive income (loss)						5.8				(0.4)		5.4
Shares issued, net of shares forfeited under stock incentive plans (46,944 shares)	0.1	(0.3)										(0.2)
Stock-based compensation expense		5.2										5.2
Cash dividends declared ($0.10 per share)				(8.5)								(8.5)
Issuance of treasury shares (2,180 shares)		—						0.1				0.1
Balance at September 28, 2024	$113.5	$376.5	0	$840.1	0	$(144.1)	0	$(890.8)	0	$8.6	0	$303.8

Balance at June 28, 2025	$114.6	$386.4		$877.2		$(137.0)		$(890.7)		$13.0		$363.5
Net earnings				25.1						1.2		26.3
Other comprehensive income (loss)						(7.2)				0.1		(7.1)
Shares issued, net of shares forfeited under stock incentive plans (62,608 shares)	—	(0.6)										(0.6)
Shares issued for stock options exercised, net (688,319 shares)	0.7	10.8										11.5
Stock-based compensation expense		5.8										5.8
Cash dividends declared ($0.10 per share)				(8.4)								(8.4)
Balance at September 27, 2025	$115.3	$402.4		$893.9		$(144.2)		$(890.7)		$14.3		$391.0
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 30, 2023	$113.0	$364.0	$834.8	$(142.2)	$(891.0)	$21.4	$300.0
Cumulative effect of change in accounting principle (See Note 1)			8.3				8.3
Balance at December 30, 2023	$113.0	$364.0	$843.1	$(142.2)	$(891.0)	$21.4	$308.3
Net earnings			22.1			2.9	25.0
Other comprehensive loss				(1.9)		(1.0)	(2.9)
Shares issued, net of shares forfeited under stock incentive plans (500,067 shares)	0.5	(2.4)					(1.9)
Stock-based compensation expense		15.0					15.0
Cash dividends declared ($0.30 per share)			(25.1)				(25.1)
Issuance of treasury shares (8,673 shares)		(0.1)			0.2		0.1
Divestiture						(14.7)	(14.7)
Balance at September 28, 2024	$113.5	$376.5	$840.1	$(144.1)	$(890.8)	$8.6	$303.8

Balance at December 28, 2024	$113.7	$382.7	$855.1	$(147.8)	$(890.8)	$9.2	$322.1
Net earnings			64.0			4.5	68.5
Other comprehensive income				3.6		0.6	4.2
Shares issued, net of shares forfeited under stock incentive plans (903,638 shares)	0.9	(10.0)					(9.1)
Shares issued for stock options exercised, net (717,533 shares)	0.7	11.3					12.0
Stock-based compensation expense		18.4					18.4
Cash dividends declared ($0.30 per share)			(25.2)				(25.2)
Issuance of treasury shares (5,215 shares)		—			0.1		0.1
Balance at September 27, 2025	$115.3	$402.4	$893.9	$(144.2)	$(890.7)	$14.3	$391.0

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
In the second quarter of 2024, the Company recorded $3.2 million in non-cash impairment charges on certain Corporate U.S. and Canada office long-lived property, plant and equipment and right-of-use assets, to adjust the carrying amount of the assets to estimated fair value. The impairment primarily resulted from divestiture activities and consolidation of corporate office space. Fair value was estimated based on the discounted cash flows of estimated rental income from subleases, net of estimated expenses.
The following table provides details related to asset impairment charges recorded:

	Quarter Ended	Year-To-Date Ended
(In millions)	September 28, 2024	September 28, 2024
Lease right-of-use assets impairment	$—	$5.9
Property, plant and equipment impairment	—	3.4
Total impairment	$—	$9.3
Change in Accounting Principle
During the third quarter of 2025, the Company changed its method of accounting for certain domestic inventory valued using the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) inventory valuation method. Inventory valued under the LIFO method represented approximately 23.0% and 23.8% of the Company’s total inventories as of December 28, 2024 and December 30, 2023, respectively. This change in accounting principle is preferable because it improves comparability with the Company’s peers, more closely resembles the physical flow of inventory, aligns with how the Company internally manages the business, and conforms all of the Company’s distribution warehouse inventory to the FIFO method of accounting. Additionally, the Company intends to make a change from LIFO to FIFO for our tax provision in accordance with IRS rules and regulations.
The Company applied this change in inventory costing method by retrospectively adjusting its historical financial statements. The tables below illustrate the impacts for the quarter and year-to-date periods ended September 27, 2025 and historical financial statement line items within the accompanying financial statements that were adjusted as a result of the retrospective application:

	Quarter Ended September 27, 2025			Year-To-Date Ended September 27, 2025
(In millions, except share data)	As Computed under LIFO	Effect of Change	As Reported	As Computed under LIFO	Effect of Change	As Reported
Consolidated Condensed Statement of Operations and Comprehensive Income (Loss)
Cost of goods sold	$249.5	$(2.4)	$247.1	$717.2	$(3.7)	$713.5
Earnings (loss) before income taxes	30.7	2.4	33.1	77.5	3.7	81.2
Income tax expense (benefit)	6.2	0.6	6.8	11.8	0.9	12.7
Net earnings (loss)	24.5	1.8	26.3	65.7	2.8	68.5
Net earnings (loss) attributable to Wolverine World Wide, Inc.	23.3	1.8	25.1	61.2	2.8	64.0
Comprehensive income (loss)	17.4	1.8	19.2	69.9	2.8	72.7
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	16.1	1.8	17.9	64.8	2.8	67.6

Net earnings (loss) per share:
Basic	$0.28	$0.02	$0.30	$0.73	$0.03	$0.76
Diluted	$0.28	$0.02	$0.30	$0.73	$0.03	$0.76

	Quarter Ended September 28, 2024			Year-To-Date Ended September 28, 2024
(In millions, except share data)	As Originally Reported	Effect of Change	As Adjusted	As Originally Reported	Effect of Change	As Adjusted
Consolidated Condensed Statement of Operations and Comprehensive Income (Loss)
Cost of goods sold	$241.0	$0.5	$241.5	$696.5	$1.5	$698.0
Earnings (loss) before income taxes	29.4	(0.5)	28.9	33.1	(1.5)	31.6
Income tax expense (benefit)	5.1	(0.1)	5.0	6.9	(0.3)	6.6
Net earnings (loss)	24.3	(0.4)	23.9	26.2	(1.2)	25.0
Net earnings (loss) attributable to Wolverine World Wide, Inc.	23.6	(0.4)	23.2	23.3	(1.2)	22.1
Comprehensive income (loss)	29.7	(0.4)	29.3	23.3	(1.2)	22.1
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	29.4	(0.4)	29.0	21.4	(1.2)	20.2

Net earnings (loss) per share:
Basic	$0.28	$—	$0.28	$0.28	$(0.01)	$0.27
Diluted	$0.28	$—	$0.28	$0.28	$(0.01)	$0.27

	Quarter Ended June 28, 2025			Year-To-Date Ended June 28, 2025
(In millions, except share data)	As Originally Reported	Effect of Change	As Adjusted	As Originally Reported	Effect of Change	As Adjusted
Consolidated Condensed Statement of Operations and Comprehensive Income (Loss)
Cost of goods sold	$250.2	$—	$250.2	$467.7	$(1.3)	$466.4
Earnings (loss) before income taxes	33.6	—	33.6	46.8	1.3	48.1
Income tax expense (benefit)	4.6	—	4.6	5.6	0.3	5.9
Net earnings (loss)	29.0	—	29.0	41.2	1.0	42.2
Net earnings (loss) attributable to Wolverine World Wide, Inc.	26.8	—	26.8	37.9	1.0	38.9
Comprehensive income (loss)	37.9	—	37.9	52.5	1.0	53.5
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	35.1	—	35.1	48.7	1.0	49.7

Net earnings (loss) per share:
Basic	$0.32	$—	$0.32	$0.45	$0.02	$0.47
Diluted	$0.32	$—	$0.32	$0.45	$0.02	$0.47

	Quarter Ended June 29, 2024			Year-To-Date Ended June 29, 2024
(In millions, except share data)	As Originally Reported	Effect of Change	As Adjusted	As Originally Reported	Effect of Change	As Adjusted
Consolidated Condensed Statement of Operations and Comprehensive Income (Loss)
Cost of goods sold	$242.0	$0.5	$242.5	$455.5	$1.0	$456.5
Earnings (loss) before income taxes	18.0	(0.5)	17.5	3.7	(1.0)	2.7
Income tax expense (benefit)	2.4	(0.1)	2.3	1.8	(0.2)	1.6
Net earnings (loss)	15.6	(0.4)	15.2	1.9	(0.8)	1.1
Net earnings (loss) attributable to Wolverine World Wide, Inc.	14.2	(0.4)	13.8	(0.3)	(0.8)	(1.1)
Comprehensive income (loss)	12.9	(0.4)	12.5	(6.4)	(0.8)	(7.2)
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	12.2	(0.4)	11.8	(8.0)	(0.8)	(8.8)

Net earnings (loss) per share:
Basic	$0.17	$—	$0.17	$(0.01)	$(0.01)	$(0.02)
Diluted	$0.17	$—	$0.17	$(0.01)	$(0.01)	$(0.02)

	Quarter Ended March 29, 2025			Quarter Ended March 30, 2024
(In millions, except share data)	As Originally Reported	Effect of Change	As Adjusted	As Originally Reported	Effect of Change	As Adjusted
Consolidated Condensed Statement of Operations and Comprehensive Income (Loss)
Cost of goods sold	$217.5	$(1.3)	$216.2	$213.5	$0.5	$214.0
Earnings (loss) before income taxes	13.2	1.3	14.5	(14.3)	(0.5)	(14.8)
Income tax expense (benefit)	1.0	0.3	1.3	(0.6)	(0.1)	(0.7)
Net earnings (loss)	12.2	1.0	13.2	(13.7)	(0.4)	(14.1)
Net earnings (loss) attributable to Wolverine World Wide, Inc.	11.1	1.0	12.1	(14.5)	(0.4)	(14.9)
Comprehensive income (loss)	14.6	1.0	15.6	(19.3)	(0.4)	(19.7)
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	13.6	1.0	14.6	(20.2)	(0.4)	(20.6)

Net earnings (loss) per share:
Basic	$0.13	$0.02	$0.15	$(0.19)	$—	$(0.19)
Diluted	$0.13	$0.02	$0.15	$(0.19)	$—	$(0.19)

	September 27, 2025			September 28, 2024
(In millions)	As Computed under LIFO	Effect of Change	As Reported	As Originally Reported	Effect of Change	As Adjusted
Consolidated Condensed Balance Sheets
Finished products, net	$280.1	$10.9	$291.0	$283.9	$9.2	$293.1
Deferred income taxes	96.9	(2.5)	94.4	93.1	(2.1)	91.0
Retained earnings	885.5	8.4	893.9	833.0	7.1	840.1

	December 28, 2024
(In millions)	As Originally Reported	Effect of Change	As Adjusted
Consolidated Condensed Balance Sheets
Finished products, net	$237.8	$7.2	$245.0
Deferred income taxes	93.7	(1.6)	92.1
Retained earnings	849.5	5.6	855.1

	Year-To-Date Ended September 27, 2025			Year-To-Date Ended September 28, 2024
(In millions)	As Computed under LIFO	Effect of Change	As Reported	As Originally Reported	Effect of Change	As Adjusted
Consolidated Condensed Statement of Cash Flows
Net earnings (loss)	$65.7	$2.8	$68.5	$26.2	$(1.2)	$25.0
Deferred income taxes	(0.7)	0.9	0.2	23.5	(0.3)	23.2
Inventories	(38.2)	(3.7)	(41.9)	87.2	1.5	88.7

The change in accounting principle was not material to any individual line item within operating activities of the consolidated condensed statement of cash flows and there was no net change to the previously reported net cash provided by (used in) operating activities for any periods not presented.
2.NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASUs”) that the Company has not yet adopted. The following is a summary of the new standards and anticipated impact of adopting these new standards.

Standard	Description	Effect on the Financial Statements
ASU 2023-09, Improvements to Income Tax Disclosures	Requires annual disclosures of prescribed standard categories for the components of the effective tax rate reconciliation, disclosure of income taxes paid disaggregated by jurisdiction, and other income-tax related disclosures. The ASU is effective on a prospective basis, with retrospective application permitted, for fiscal years beginning after December 15, 2024.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.
ASU 2024-03, Disaggregation of Income Statement Expenses	Requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software	Modernizes the accounting for software costs with how software is developed today, clarifies when to begin capitalizing costs and enhances disclosure requirements. The ASU is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.

3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$25.1	$23.2	$64.0	$22.1
Adjustment for earnings allocated to non-vested restricted common stock	(0.7)	(0.8)	(1.9)	(0.9)
Net earnings used in calculating basic and diluted earnings per share	$24.4	$22.4	$62.1	$21.2
Denominator:
Weighted average shares outstanding	81.6	80.0	81.1	79.9
Effect of dilutive stock options	0.1	—	0.1	—
Shares used in calculating diluted earnings per share	81.7	80.0	81.2	79.9
Net earnings per share:
Basic	$0.30	$0.28	$0.76	$0.27
Diluted	$0.30	$0.28	$0.76	$0.27
For the quarter and year-to-date ended September 27, 2025, 30,791 and 214,215 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the quarter and year-to-date ended September 28, 2024, 1,563,018 and 1,636,131 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Year-To-Date Ended
(In millions)	September 27, 2025	September 28, 2024
Goodwill balance at beginning of the year	$424.6	$427.1
Foreign currency translation effects	6.1	3.4
Goodwill balance at end of the quarter	$430.7	$430.5
Goodwill balances are net of accumulated impairment charges. Accumulated impairment charges were $48.4 million as of September 27, 2025 and September 28, 2024, and are related to the Sweaty Betty® reporting unit, which is part of the Active Group reportable segment.
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $179.6 million, $173.0 million, and $179.3 million as of September 27, 2025, December 28, 2024, and September 28, 2024, respectively. The Company conducted an interim impairment assessment as of September 27, 2025 and determined that there were no triggering events indicating impairment of the Company’s goodwill and indefinite-lived intangible assets.
For the Sweaty Betty® reporting unit included in the fiscal year 2024 annual impairment test, the estimated fair value of the reporting unit exceeded the carrying value by 3%. The Sweaty Betty® trade name was valued using the income approach, specifically the multi-period excess earnings method. The key assumptions used in the valuations were revenue growth, EBITDA margin, and the discount rate. Although the Company believes the estimates and assumptions used in the valuations were appropriate, it is possible assumptions could change in future periods. The risk of future impairment to the Sweaty Betty® trade name and Sweaty Betty® goodwill depend on assumptions used in the determination of the trade name's and reporting unit's fair value, such as revenue growth, EBITDA margin, taxes, depreciation and amortization margin, discount rate, and assumed tax rate, or if macroeconomic conditions deteriorate and adversely affect the values of the Company's Sweaty Betty® trade name and the Sweaty Betty® reporting unit. A future impairment charge of the Sweaty Betty® trade name and the Sweaty Betty® reporting unit goodwill could have an adverse material effect on the Company's consolidated financial results. The carrying values of the Company’s Sweaty Betty® trade name indefinite-lived intangible asset and the Sweaty Betty® reporting unit goodwill were $104.8 million and $55.8 million, respectively, as of September 27, 2025.

5.ACCOUNTS RECEIVABLE
The Company and certain of its subsidiaries sell, on a continuous basis without recourse, their trade receivables to Rockford ARS, LLC (“Rockford ARS”), a wholly-owned bankruptcy-remote subsidiary of the Company. Rockford ARS entered into a receivables purchase agreement (“RPA”), to sell up to $125.0 million of receivables to certain purchasers (the “Purchasers”) on a recurring basis in exchange for cash (referred to as “capital” in the RPA) equal to the gross receivables transferred. The parties intend that the transfers of receivables to the Purchasers constitute purchases and sales of receivables. Rockford ARS has guaranteed to each Purchaser the prompt payment of sold receivables, and has granted a security interest in its assets for the benefit of the Purchasers. Under the RPA, which was amended on September 25, 2025 to extend the maturity date to September 25, 2028, each Purchaser’s share of capital accrues yield at a floating rate plus an applicable margin. The Company is the master servicer under the RPA, and is responsible for administering and collecting receivables.
The proceeds of the RPA are classified as operating activities in the Company's consolidated condensed statement of cash flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections of the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $155.9 million and $404.2 million for the quarter and year-to-date ended September 27, 2025, respectively. Total receivables sold under the RPA were $108.1 million and $313.1 million for the quarter and year-to-date ended September 28, 2024, respectively. Total cash collections under the RPA were $142.2 million and $391.7 million in the quarter and year-to-date ended September 27, 2025, respectively. Total cash collections under the RPA were $105.9 million and $311.7 million in the quarter and year-to-date ended September 28, 2024, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
As of the fiscal quarters ended September 27, 2025 and September 28, 2024, the amount sold to the Purchasers under the RPA was $125.0 million and $95.4 million, respectively, which was derecognized from the consolidated condensed balance sheets. As collateral against sold receivables, Rockford ARS maintains a certain level of unsold receivables, which were $52.0 million and $56.8 million as of the fiscal quarters ended September 27, 2025 and September 28, 2024, respectively.
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

	Quarter Ended September 27, 2025			Quarter Ended September 28, 2024
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$255.0	$97.8	$352.8	$217.1	$101.6	$318.7
Work Group	98.0	7.9	105.9	99.8	9.3	109.1
Other	10.5	1.1	11.6	10.9	1.5	12.4
Total Revenue	$363.5	$106.8	$470.3	$327.8	$112.4	$440.2

	Year-To-Date Ended September 27, 2025			Year-To-Date Ended September 28, 2024
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$747.6	$287.4	$1,035.0	$616.4	$298.0	$914.4
Work Group	263.9	24.3	288.2	276.9	27.3	304.2
Other	30.5	3.1	33.6	34.8	6.9	41.7
Total Revenue	$1,042.0	$314.8	$1,356.8	$928.1	$332.2	$1,260.3
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company was due $32.2 million of remaining fixed transaction price under its license agreements as of September 27, 2025, which it expects to recognize per the terms of its contracts over the course of time through December 2028. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
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
The Company’s contract balances are as follows:

(In millions)	September 27, 2025	December 28, 2024	September 28, 2024
Product returns reserve	$9.5	$12.2	$8.8
Customer markdowns reserve	1.2	0.5	0.5
Other sales incentives reserve	2.1	3.6	2.9
Customer rebates liability	14.0	10.4	11.4
Customer advances liability	5.3	7.5	7.5
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
7.DEBT
Total debt consists of the following obligations:

(In millions)	September 27, 2025	December 28, 2024	September 28, 2024
Term Facility	$—	$32.5	$32.5
Senior Notes, 4.000% interest, due August 15, 2029	550.0	550.0	550.0
Borrowings under revolving credit agreements	130.0	70.0	125.0
Unamortized deferred financing costs	(3.6)	(4.5)	(4.7)
Total debt	$676.4	$648.0	$702.8
On September 24 2025, the Company entered into a 2025 Replacement Facility Amendment and Reaffirmation Agreement (the “Credit Agreement”) to replace the existing revolving credit facility and term loan A facility. The new Credit Agreement provides for a revolving credit facility of $600.0 million (the “Revolving Facility”). The maturity date of the loans under the Revolving Facility is September 24, 2030. The Credit Agreement provides for a debt capacity of up to an aggregate debt amount (including existing revolver commitment amounts in addition to permitted incremental debt) not to exceed $850.0 million.
The Revolving Facility also includes a $75.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Facility (or the prior revolving credit facility, as applicable) of $14.0 million, $6.0 million and $7.1 million as of September 27, 2025, December 28, 2024 and September 28, 2024, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Facility.
Loans under the Revolving Facility bear interest at a variable rate equal to either (i) the applicable base rate or (ii) the Secured Overnight Financing Rate (“SOFR”), plus in each case an interest margin determined by the Company’s net total leverage ratio, with a range of base rate margins from 0.25% to 1.25%, and a range of SOFR margins from 1.25% to 2.25%. At September 27, 2025, the Revolving Facility had a weighted-average interest rate of 6.10%.

The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Revolving Facility also contain certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Revolving Facility requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Revolving Facility). As of September 27, 2025, the Company was in compliance with all covenants and performance ratios under the Revolving Facility.
The Company’s $550.0 million 4.000% senior notes issued on August 26, 2021 are due on August 15, 2029. Related interest payments are due semi-annually. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company included in interest expense the amortization of deferred financing costs of $1.2 million and $2.2 million for the quarter and year-to-date ended September 27, 2025, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.9 million and $2.0 million for the quarter and year-to-date ended September 28, 2024, respectively.
8.LEASES
The following is a summary of the Company’s lease cost.

	Quarter Ended		Year-To-Date Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating lease cost	$7.3	$7.6	$22.2	$24.5
Variable lease cost	3.1	2.9	9.7	8.8
Short-term lease cost	0.7	0.4	1.4	1.5
Sublease income	(2.1)	(1.8)	(6.8)	(4.6)
Total lease cost	$9.0	$9.1	$26.5	$30.2
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Quarter Ended		Year-To-Date Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cash paid for operating lease liabilities	$9.3	$9.2	$29.1	$35.5
Operating lease assets obtained in exchange for lease liabilities	1.2	8.3	12.2	13.2
The Company did not enter into any real estate leases with commencement dates subsequent to September 27, 2025.
9.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 468 days, 531 days, and 538 days as of September 27, 2025, December 28, 2024 and September 28, 2024, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity.
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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	September 27, 2025	December 28, 2024	September 28, 2024
Foreign exchange hedge contracts	$210.9	$263.5	$258.6
Interest rate swap	—	16.7	38.0
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	September 27, 2025	December 28, 2024	September 28, 2024
Financial assets:
Foreign exchange hedge contracts	$0.4	$9.1	$0.2
Interest rate swap	—	0.2	0.5
Financial liabilities:
Foreign exchange hedge contracts	$(6.3)	$(0.7)	$(6.1)
Foreign exchange hedge contract financial assets are recorded to prepaid expenses and other current assets and financial liabilities are recorded to other accrued liabilities on the consolidated condensed balance sheets. Interest rate swap financial assets are recorded to other assets on the consolidated condensed balance sheets.
10.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $5.8 million and $18.4 million, and related income tax benefits of $1.2 million and $3.7 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended September 27, 2025, respectively. The Company recognized compensation expense of $5.2 million and $15.0 million, and related income tax benefits of $1.0 million and $2.9 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended September 28, 2024, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
The Company granted restricted awards and performance awards as follows:

	Year-To-Date Ended September 27, 2025		Year-To-Date Ended September 28, 2024
(In millions)	Company Shares Issued	Weighted-Average Grant Date Fair Value	Company Shares Issued	Weighted-Average Grant Date Fair Value
Restricted Awards	780,689	$20.41	1,945,347	$8.70
Performance Awards	421,475	$22.19	1,241,836	$8.60
11.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended		Year-To-Date Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Service cost pertaining to benefits earned during the period	$0.5	$0.7	$1.5	$2.1
Interest cost on projected benefit obligations	4.3	4.5	12.7	13.4
Expected return on pension assets	(4.5)	(4.9)	(13.4)	(14.7)
Net amortization income	(0.5)	(0.5)	(1.3)	(1.3)
Net pension income	$(0.2)	$(0.2)	$(0.5)	$(0.5)

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
The Company’s effective tax rates for the quarter and year-to-date ended September 27, 2025 were 20.5% and 15.6%, respectively. The Company’s effective tax rates for the quarter and year-to-date ended September 28, 2024 were 17.7% and 21.1%, respectively. The increase in the effective tax rate between 2025 and 2024 for the third quarter of the years is primarily due to changes in jurisdictional mix of worldwide pretax income, partially offset by increased discrete tax benefits. The decrease in the effective tax rate between 2025 and 2024 for the year-to-date periods is primarily the result of discrete tax benefits in the current year compared to discrete tax expenses in the prior year.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not expect these provisions and modifications to have a material impact on the consolidated financial statements.

13.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during the quarters ended September 27, 2025 and September 28, 2024 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at June 29, 2024	$(127.0)	$(13.4)		$(9.5)		$(149.9)
Other comprehensive income (loss) before reclassifications (1)	12.8	(6.2)		—		6.6
Amounts reclassified from accumulated other comprehensive loss	—	(0.7)	(2)	(0.5)	(3)	(1.2)
Income tax expense	—	0.2		0.2		0.4
Net reclassifications	—	(0.5)		(0.3)		(0.8)
Net current-period other comprehensive income (loss) (1)	12.8	(6.7)		(0.3)		5.8
Balance at September 28, 2024	$(114.2)	$(20.1)		$(9.8)		$(144.1)

Balance at June 28, 2025	$(107.5)	$(22.6)		$(6.9)		$(137.0)
Other comprehensive income (loss) before reclassifications (1)	(10.8)	2.9		—		(7.9)
Amounts reclassified from accumulated other comprehensive income	—	1.4	(2)	(0.5)	(3)	0.9
Income tax benefit	—	(0.3)		0.1		(0.2)
Net reclassifications	—	1.1		(0.4)		0.7
Net current-period other comprehensive income (loss) (1)	(10.8)	4.0		(0.4)		(7.2)
Balance at September 27, 2025	$(118.3)	$(18.6)		$(7.3)		$(144.2)
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
The change in accumulated other comprehensive income (loss) during the year-to-date periods ended September 27, 2025 and September 28, 2024 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at December 30, 2023	$(116.3)	$(17.1)		$(8.8)		$(142.2)
Other comprehensive income (loss) before reclassifications (1)	1.9	(0.3)		—		1.6
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	(3.6)	(2)	(1.3)	(3)	(4.7)
Income tax expense	—	0.9		0.3		1.2
Net reclassifications	0.2	(2.7)		(1.0)		(3.5)
Net current-period other comprehensive income (loss) (1)	2.1	(3.0)		(1.0)		(1.9)
Balance at September 28, 2024	$(114.2)	$(20.1)		$(9.8)		$(144.1)

Balance at December 28, 2024	$(132.8)	$(8.7)		$(6.3)		$(147.8)
Other comprehensive income (loss) before reclassifications (1)	14.5	(8.0)		—		6.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.6)	(2)	(1.3)	(3)	(3.9)
Income tax expense	—	0.7		0.3		1.0
Net reclassifications	—	(1.9)		(1.0)		(2.9)
Net current-period other comprehensive income (loss) (1)	14.5	(9.9)		(1.0)		3.6
Balance at September 27, 2025	$(118.3)	$(18.6)		$(7.3)		$(144.2)

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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	September 27, 2025	December 28, 2024	September 28, 2024
Financial assets:
Derivatives	$0.4	$9.3	$0.7
Financial liabilities:
Derivatives	$(6.3)	$(0.7)	$(6.1)
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

(In millions)	September 27, 2025	December 28, 2024	September 28, 2024
Carrying value	$676.4	$648.0	$702.8
Fair value	633.3	587.0	641.4
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
There were no developments during the first three quarters of 2025 that required the Company to change the amount accrued for the Litigation Matters described above. The Company made related payments of $1.8 million in connection with the Litigation Matters described above during the first three quarters of 2025. As of September 27, 2025, the Company had recorded liabilities of $8.4 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities and other liabilities in the consolidated condensed balance sheets.
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
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Year-To-Date Ended
(In millions)	September 27, 2025	September 28, 2024
Remediation liability at beginning of the year	$39.7	$57.9
Changes in estimate	2.6	5.2
Amounts paid	(8.9)	(22.5)
Remediation liability at the end of the quarter	$33.4	$40.6
The reserve balance as of September 27, 2025 includes $19.0 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $14.4 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to September 27, 2025 are as follows:

(In millions)	2025	2026	2027	2028	2029	Thereafter
Minimum royalties	$0.1	$1.2	$1.3	$1.4	$1.5	$—
Minimum advertising	—	3.1	3.2	3.3	—	—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.1 million and $0.9 million for the quarter and year-to-date ended September 27, 2025, respectively. For the quarter and year-to-date ended September 28, 2024, the Company incurred royalty expense in accordance with these agreements of $0.5 million and $1.1 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.2 million and $2.9 million for the quarter and year-to-date ended September 27, 2025, respectively. For the quarter and year-to-date ended September 28, 2024, the Company incurred advertising expense in accordance with these agreements of $1.5 million and $3.7 million, respectively.
16. BUSINESS SEGMENTS
The Company’s portfolio of brands is organized into the following reportable segments.
•Active Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Sweaty Betty® activewear, and Chaco® footwear; and
•Work Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Harley-Davidson® footwear and HYTEST® safety footwear.
The Company's operating segments are the Active Group, Work Group, and Sweaty Betty®. Sweaty Betty® and the Active Group were evaluated and combined into one reportable segment because they met the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance. The Company's chief operating decision maker is the President and Chief Executive Officer. The chief operating decision maker uses segment operating profit to assess the performance of, and to allocate resources to, each segment.
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

	Quarter Ended September 27, 2025					Quarter Ended September 28, 2024
(In millions)	Active Group	Work Group	Other	Corporate	Total	Active Group	Work Group	Other	Corporate	Total
Revenue	$352.8	$105.9	$11.6	$—	$470.3	$318.7	$109.1	$12.4	$—	$440.2
Cost of goods sold	180.1	64.3	1.5	1.2	247.1	169.1	70.4	2.1	(0.1)	241.5
Operating expenses	107.3	21.8	2.4	52.1	183.6	96.3	22.4	2.0	43.3	164.0
Operating income	$65.4	$19.8	$7.7	$(53.3)	$39.6	$53.3	$16.3	$8.3	$(43.2)	$34.7
Interest expense, net					8.1					9.6
Other income, net					(1.6)					(3.8)
Earnings before income taxes					$33.1					$28.9

	Year-To-Date Ended September 27, 2025					Year-To-Date Ended September 28, 2024
(In millions)	Active Group	Work Group	Other	Corporate	Total	Active Group	Work Group	Other	Corporate	Total
Revenue	$1,035.0	$288.2	$33.6	$—	$1,356.8	$914.4	$304.2	$41.7	$—	$1,260.3
Cost of goods sold	527.1	179.3	4.0	3.1	713.5	497.3	195.2	13.8	(8.3)	698.0
Operating expenses	319.7	61.7	6.3	154.3	542.0	285.5	65.4	7.2	144.5	502.6
Operating income	$188.2	$47.2	$23.3	$(157.4)	$101.3	$131.6	$43.6	$20.7	$(136.2)	$59.7
Interest expense, net					24.6					33.5
Other income, net					(4.5)					(5.4)
Earnings before income taxes					$81.2					$31.6

Depreciation and amortization expense	$4.8	$0.3	$1.0	$14.2	$20.3	$4.9	$0.3	$1.3	$12.9	$19.4
Capital expenditures	$2.1	$—	$0.2	$11.6	$13.9	$3.2	$—	$1.0	$8.0	$12.2

(In millions)	September 27, 2025	December 28, 2024	September 28, 2024
Total assets:
Active Group	$1,075.8	$1,011.6	$1,106.7
Work Group	248.5	266.2	290.5
Other	87.0	79.4	85.4
Corporate	295.3	317.2	283.2
Total	$1,706.6	$1,674.4	$1,765.8
Goodwill:
Active Group	$320.7	$315.4	$320.4
Work Group	60.9	60.2	61.0
Other	49.1	49.0	49.1
Total	$430.7	$424.6	$430.5
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
The Company’s brands are marketed in approximately 170 countries and territories at September 27, 2025, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At September 27, 2025, the Company operated 120 retail stores in the U.S., United Kingdom, Ireland and Italy and 39 direct-to-consumer eCommerce sites.
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
2025 FINANCIAL OVERVIEW
•Revenue was $470.3 million for the third quarter of 2025, representing an increase of 6.8% compared to the third quarter of 2024.
•Gross margin was 47.5% in the third quarter of 2025 compared to 45.1% in the third quarter of 2024.
•The effective tax rates in the third quarters of 2025 and 2024 were 20.5% and 17.7%, respectively.
•Diluted earnings per share for the third quarter of 2025 was $0.30 per share compared to diluted earnings per share of $0.28 per share for the third quarter of 2024.
•The Company declared cash dividends of $0.10 per share in the third quarters of both 2025 and 2024.
•Cash flow used in operating activities was $6.2 million for the first three quarters of 2025 compared to cash flow provided by operating activities of $97.7 million for the first three quarters of 2024.
•Compared to the third quarter of 2024, inventory as of the end of the third quarter of 2025 decreased $2.2 million, or 0.7%.

RESULTS OF OPERATIONS

	Quarter Ended			Year-To-Date Ended
(In millions, except per share data)	September 27, 2025	September 28, 2024	Percent Change	September 27, 2025	September 28, 2024	Percent Change
Revenue	$470.3	$440.2	6.8%	$1,356.8	$1,260.3	7.7%
Cost of goods sold	247.1	241.5	2.3%	713.5	698.0	2.2%
Gross profit	223.2	198.7	12.3%	643.3	562.3	14.4%
Selling, general and administrative expenses	183.1	171.2	7.0%	537.5	514.6	4.5%
Gain on sale of businesses, trademarks, and long-lived assets	—	(8.5)	100.0%	—	(8.5)	100.0%
Impairment of long-lived assets	—	—	—%	—	9.3	(100.0)%
Environmental and other related costs, net of recoveries	0.5	1.3	(61.5)%	4.5	(12.8)	135.2%
Operating profit	39.6	34.7	14.1%	101.3	59.7	69.7%
Interest expense, net	8.1	9.6	(15.6)%	24.6	33.5	(26.6)%
Other income, net	(1.6)	(3.8)	57.9%	(4.5)	(5.4)	16.7%
Earnings before income taxes	33.1	28.9	14.5%	81.2	31.6	157.0%
Income tax expense	6.8	5.0	36.0%	12.7	6.6	92.4%
Net earnings	26.3	23.9	10.0%	68.5	25.0	174.0%
Less: net earnings attributable to noncontrolling interests	1.2	0.7	71.4%	4.5	2.9	55.2%
Net earnings attributable to Wolverine World Wide, Inc.	$25.1	$23.2	8.2%	$64.0	$22.1	189.6%
Diluted earnings per share	$0.30	$0.28	7.1%	$0.76	$0.27	181.5%
REVENUE
Revenue was $470.3 million for the third quarter of 2025, representing an increase of $30.1 million compared to the third quarter of 2024. The change in revenue reflected a $34.1 million, or 10.7%, increase from the Active Group, a $3.2 million, or 2.9%, decrease from the Work Group, and a $0.8 million, or 6.5%, decrease from the Other category. The Active Group’s revenue increase was primarily driven by an increase of $28.3 million from Saucony® and $8.1 million from Merrell®, partially offset by a decrease of $1.8 million from Sweaty Betty®. The Work Group’s revenue decrease was primarily driven by decreases of $4.1 million from Wolverine®, $1.3 million from Harley-Davidson® and $0.6 million from HYTEST®, partially offset by an increase of $2.4 million from Cat®. The decrease in Other revenue was primarily driven by decreases from joint venture and royalty revenue recorded at the corporate level. Changes in foreign exchange rates increased revenue by $6.0 million during the third quarter of 2025. Direct-to-consumer revenue decreased during the third quarter of 2025 by $5.6 million, or 5.0%, compared to the third quarter of 2024.
Revenue was $1,356.8 million for the first three quarters of 2025, representing an increase of $96.5 million compared to the first three quarters of 2024. The change in revenue reflected a $120.6 million, or 13.2%, increase from the Active Group, a $16.0 million, or 5.3%, decrease from the Work Group, and a $8.1 million, or 19.4%, decrease from the Other category. The Active Group’s revenue increase was primarily driven by increases of $100.3 million from Saucony® and $40.9 million from Merrell®, partially offset by decreases of $11.7 million from Sweaty Betty® and $8.9 million from Chaco®. The Work Group’s revenue decrease was primarily driven by decreases of $10.9 million from Wolverine®, $1.8 million from Bates®, $1.4 million from HYTEST® and $1.1 million from Harley-Davidson®. The decrease in Other revenue was primarily driven by decreases of $4.6 million from Sperry® and $3.1 million from joint venture and royalty revenue recorded at the corporate level. Changes in foreign exchange rates increased revenue by $6.4 million during the first three quarters of 2025. Direct-to-consumer revenue decreased during the first three quarters of 2025 by $17.4 million, or 5.2%, compared to the first three quarters of 2024.
GROSS MARGIN
Gross margin was 47.5% in the third quarter of 2025 compared to 45.1% in the third quarter of 2024. Gross margin was 47.4% in the first three quarters of 2025 compared to 44.6% in the first three quarters of 2024. The gross margin increase during 2025 was primarily due to a higher mix of full price sales, lower promotional activity, the benefit of supply chain cost initiatives, and the positive impact from recent price increases, partially offset by the impact of incremental U.S. tariffs.

OPERATING EXPENSES
Operating expenses increased $19.6 million, from $164.0 million in the third quarter of 2024 to $183.6 million in the third quarter of 2025. The increase was primarily driven by 2024 gains on the sale of businesses, trademarks, and intangible assets ($8.5 million), higher selling costs ($6.1 million), higher incentive compensation costs ($4.9 million), higher advertising costs ($3.0 million), and higher general and administrative costs ($0.7 million), partially offset by lower reorganization costs ($2.3 million), lower environmental and other related costs, net of insurance recoveries ($0.8 million) and lower distribution costs ($0.2 million). Environmental and other related costs were $0.5 million and $2.2 million in the third quarter of 2025 and 2024, respectively.
Operating expenses increased $39.4 million, from $502.6 million in the first three quarters of 2024 to $542.0 million in the first three quarters of 2025. The increase was primarily driven by higher advertising costs ($18.6 million), higher environmental and other related costs, net of insurance recoveries ($17.3 million), 2024 gains on the sale of businesses, trademarks, and intangible assets ($8.5 million), higher selling costs ($7.1 million), higher incentive compensation costs ($6.7 million) and higher general and administrative costs ($4.1 million), partially offset by lower reorganization costs ($13.5 million) and lower impairment of long-lived and intangible assets ($9.3 million). Environmental and other related costs were $4.5 million and $15.0 million in the first three quarters of 2025 and 2024, respectively.
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $8.1 million in the third quarter of 2025 compared to $9.6 million in the third quarter of 2024. Net interest expense was $24.6 million in the first three quarters of 2025 compared to $33.5 million in the first three quarters of 2024. The decrease in interest expense for both the quarter-to-date and year-to-date periods is primarily due to lower average principal balances of variable rate debt and lower weighted average interest rates on variable rate debt.
Other income was $1.6 million in the third quarter of 2025, compared to other income of $3.8 million in the third quarter of 2024. Other income was $4.5 million in the first three quarters of 2025, compared to other income of $5.4 million in the first three quarters of 2024.
The effective tax rates in the third quarter of 2025 and 2024 were 20.5% and 17.7%, respectively. The effective tax rates in the first three quarters of 2025 and 2024 were 15.6% and 21.1%, respectively. The increase in the effective tax rate between 2025 and 2024 for the third quarter of the years is primarily due to changes in jurisdictional mix of worldwide pretax income, partially offset by increased discrete tax benefits. The decrease in the effective tax rate between 2025 and 2024 for the year-to-date periods is primarily the result of discrete tax benefits in the current year compared to discrete tax expenses in the prior year.
REPORTABLE SEGMENTS
The Company’s portfolio of brands is organized into the following reportable segments.
•Active Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Sweaty Betty® activewear, and Chaco® footwear; and
•Work Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Harley-Davidson® footwear and HYTEST® safety footwear.
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

The reportable segment results are as follows:

	Quarter Ended				Year-To-Date Ended
(In millions)	September 27, 2025	September 28, 2024	Change	Percent Change	September 27, 2025	September 28, 2024	Change	Percent Change
REVENUE
Active Group	$352.8	$318.7	$34.1	10.7%	$1,035.0	$914.4	$120.6	13.2%
Work Group	105.9	109.1	(3.2)	(2.9)%	288.2	304.2	(16.0)	(5.3)%
Other	11.6	12.4	(0.8)	(6.5)%	33.6	41.7	(8.1)	(19.4)%
Total	$470.3	$440.2	$30.1	6.8%	$1,356.8	$1,260.3	$96.5	7.7%
OPERATING PROFIT (LOSS)
Active Group	$65.4	$53.3	$12.1	22.7%	$188.2	$131.6	$56.6	43.0%
Work Group	19.8	16.3	3.5	21.5%	47.2	43.6	3.6	8.3%
Other	7.7	8.3	(0.6)	(7.2)%	23.3	20.7	2.6	12.6%
Corporate	(53.3)	(43.2)	(10.1)	(23.4)%	(157.4)	(136.2)	(21.2)	(15.6)%
Total	$39.6	$34.7	$4.9	14.1%	$101.3	$59.7	$41.6	69.7%
Further information regarding the reportable segments can be found in Note 16 to the consolidated condensed financial statements.
Active Group
The Active Group’s revenue increased $34.1 million, or 10.7%, in the third quarter of 2025 compared to the third quarter of 2024. The revenue increase was primarily driven by increases of $28.3 million from Saucony® and $8.1 million from Merrell®, partially offset by a decrease of $1.8 million from Sweaty Betty®. The Active Group’s revenue increased $120.6 million, or 13.2%, in the first three quarters of 2025 compared to the first three quarters of 2024. The revenue increase was primarily driven by increases of $100.3 million from Saucony® and $40.9 million from Merrell®, partially offset by decreases of $11.7 million from Sweaty Betty® and $8.9 million from Chaco®. The Saucony® increase was primarily driven by sales in the U.S. and EMEA channels and the strength and expanded sales of lifestyle product, including ProGrid Omni 9 and Ride Millennium. The Merrell® increase was primarily due to growth in the core Speed franchises and new product in the lifestyle category, particularly in the wholesale and international channels. The Sweaty Betty® decrease was primarily driven by softer consumer demand in the U.S. direct-to-consumer and wholesale channels and lower closeout sales compared to the prior year. The Chaco® decrease was primarily due to lower closeout sales compared to the prior year and softer consumer demand.
The Active Group’s operating profit increased $12.1 million, or 22.7%, in the third quarter of 2025 compared to the third quarter of 2024. The operating profit increase was due to revenue increases and a 200 basis point increase in gross margin, partially offset by a $11.0 million increase in selling, general and administrative expenses. The Active Group’s operating profit increased $56.6 million, or 43.0%, in the first three quarters of 2025 compared to the first three quarters of 2024. The operating profit increase was due to revenue increases and a 350 basis point increase in gross margin, partially offset by a $34.2 million increase in selling, general and administrative expenses. The increase in gross margin in the current year periods was primarily due to a higher mix of full price sales, lower promotional activity, the benefit of supply chain cost initiatives, and the positive impact from recent price increases, partially offset by the impact of incremental U.S. tariffs. The increase in selling, general and administrative expenses in the current year periods was primarily due to higher advertising costs, selling costs and employee costs.
Work Group
The Work Group’s revenue decreased $3.2 million, or 2.9%, in the third quarter of 2025 compared to the third quarter of 2024. The Work Group’s revenue decrease was primarily driven by decreases of $4.1 million from Wolverine®, $1.3 million from Harley-Davidson® and $0.6 million from HYTEST®, partially offset by an increase of $2.4 million from Cat®. The Work Group’s revenue decreased $16.0 million, or 5.3%, during the first three quarters of 2025 compared to the first three quarters of 2024. The revenue decrease was primarily driven by decreases of $10.9 million from Wolverine®, $1.8 million from Bates®, $1.4 million from HYTEST® and $1.1 million from Harley-Davidson®. The Wolverine® decrease was primarily due to softer consumer demand in the U.S. direct-to-consumer and U.S. wholesale channels. The Bates® decrease was primarily due to softer consumer demand in the U.S. wholesale channel and lower closeout sales compared to the prior year. The HYTEST® decrease was primarily due to softer consumer demand in the U.S. wholesale channel and lower closeout sales compared to the prior year. The Harley-Davidson® decrease was primarily due to softer consumer demand in the U.S. wholesale channel. The Cat® increase was primarily due to strong demand in the international third-party network.

The Work Group’s operating profit increased $3.5 million, or 21.5%, in the third quarter of 2025 compared to the third quarter of 2024. The operating profit increase was due to a 380 basis point increase in gross margin and a $0.6 million decrease in selling, general and administrative expenses, partially offset by revenue decreases. The Work Group’s operating profit increased $3.6 million, or 8.3%, in the first three quarters of 2025 compared to the first three quarters of 2024. The operating profit increase was due to a 200 basis point increase in gross margin and a $3.7 million decrease in selling, general and administrative expenses, partially offset by revenue decreases. The increase in gross margin in the current year periods was primarily due to a higher mix of full price sales, lower promotional activity, the benefit of supply chain cost initiatives, and the positive impact from recent price increases, partially offset by the impact of incremental U.S. tariffs. The decrease in selling, general and administrative expenses in the current year period was primarily due to lower distribution costs and selling expenses.
Other
The Other category’s revenue decreased $0.8 million, or 6.5%, in the third quarter of 2025 compared to the third quarter of 2024. The revenue decrease was primarily driven by a decrease from joint venture and royalty revenue recorded at the corporate level. The Other category’s revenue decreased $8.1 million, or 19.4%, in the first three quarters of 2025 compared to the first three quarters of 2024. The revenue decrease was primarily driven by decreases of $4.6 million from Sperry® due to the divestiture of the business effective January 10, 2024 and $3.1 million from joint venture and royalty revenue recorded at the corporate level.
Other operating profit decreased $0.6 million, or 7.2%, in the third quarter of 2025 compared to the third quarter of 2024. Other operating profit increased $2.6 million, or 12.6%, in the first three quarters of 2025 compared to the first three quarters of 2024. The operating profit increase in the first three quarters of 2025 was primarily due to higher Hush Puppies® royalty income on higher revenue and losses incurred in the prior year associated with the Sperry® business.
Corporate
Corporate expenses increased $10.1 million in the third quarter of 2025 compared to the third quarter of 2024, primarily due to 2024 gains on the sale of businesses, trademarks, and intangible assets ($8.5 million) and higher incentive compensation costs ($5.2 million), partially offset by lower reorganization activities ($2.3 million) and lower environmental and other related costs ($0.8 million).
Corporate expenses increased $21.2 million in the first three quarters of 2025 compared to the first three quarters of 2024, primarily due to higher environmental and other related costs ($17.3 million), 2024 gains on the sale of businesses, trademarks, and intangible assets ($8.5 million), business model change gain recorded in the prior year that did not reoccur ($6.5 million), higher incentive compensation costs ($6.2 million), higher software licensing costs ($3.1 million) and higher inventory reserves recorded at the corporate level ($1.1 million) partially offset by lower reorganization activities ($13.5 million) and lower impairment of long-lived and intangible assets ($9.3 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	September 27, 2025	December 28, 2024	September 28, 2024
Cash and cash equivalents	$133.9	$152.1	$140.2
Debt	676.4	648.0	702.8
Unborrowed revolving credit facility (1)	456.0	724.0	867.9
(1)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.
Liquidity
Cash and cash equivalents of $133.9 million as of September 27, 2025 were $6.3 million lower compared to September 28, 2024. The decrease is due primarily to repayments less borrowings of debt of $27.5 million, cash dividends paid of $33.1 million, additions to property, plant and equipment of $21.9 million, employee taxes paid under stock-based compensation of $9.7 million, and payments of debt issuance costs of $3.9 million partially offset by cash provided by operating activities of $76.2 million and proceeds from the exercise of stock options of $15.3 million. The Company had $456.0 million unborrowed under the Revolving Facility as of September 27, 2025. Cash and cash equivalents located in foreign jurisdictions totaled $99.9 million as of September 27, 2025.

Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends and for general corporate purposes.
The Company did not repurchase shares of its common stock during the first three quarters of both 2025 and 2024.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual affected site. As of September 27, 2025, the Company had a reserve of $33.4 million, of which $19.0 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities and the remaining $14.4 million is recorded in other liabilities and is expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.
Financing Arrangements
On September 24 2025, the Company entered into a 2025 Replacement Facility Amendment and Reaffirmation Agreement (the “Credit Agreement”) to replace the existing revolving credit facility and term loan A facility. The Company’s credit agreement provides for a revolving credit facility (the “Revolving Facility”). The maturity date of the loans under the Revolving Facility is September 24, 2030. The credit agreement provides for a debt capacity of up to an aggregate debt amount (including existing revolver commitment amounts in addition to permitted incremental debt) not to exceed $850.0 million. The Revolving Facility allows the Company to borrow up to an aggregate amount of $600.0 million.
The Company’s $550.0 million 4.0% senior notes issued on August 26, 2021 are due on August 15, 2029. Related interest payments are due semi-annually. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
As of September 27, 2025, the Company was in compliance with all covenants and performance ratios under the credit agreement.
The Company’s debt at September 27, 2025 totaled $676.4 million compared to $648.0 million at December 28, 2024. The Company expects to use the current borrowings to fund organic growth initiatives and for general corporate purposes. The increased debt position is due to higher borrowings under the Revolving Facility mainly resulting from operating cash outflows and capital expenditures.
Cash Flows
The following table summarizes cash flow activities:

	Year-To-Date Ended
(In millions)	September 27, 2025	September 28, 2024
Net cash provided by (used in) operating activities	$(6.2)	$97.7
Net cash provided by (used in) investing activities	(12.9)	95.1
Net cash provided by (used in) financing activities	1.7	(238.6)
Additions to property, plant and equipment	(13.9)	(12.2)
Depreciation and amortization	20.3	19.4
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first three quarters of 2025, an increase in net working capital represented a use of cash of $97.4 million. Working capital balances were unfavorably impacted by an increase in inventories of $41.9 million, an increase in other operating assets of $4.9 million, a decrease in accounts payable of $55.2 million, a decrease in income taxes payable of $0.2 million and a decrease in other operating liabilities of $0.5 million, partially offset by a decrease in accounts receivable of $5.3 million. Operating cash flows included adjustments for environmental and other related costs, net of cash payments and recoveries received, cash outflow of $8.3 million, depreciation and amortization expense adjustment of $20.3 million, stock-based compensation expense adjustment of $18.4 million, pension expense adjustment of $0.5 million, and deferred income taxes of $0.2 million.
Investing Activities
The Company made capital expenditures of $13.9 million and $12.2 million in the first three quarters of 2025 and 2024, respectively, for corporate headquarters building improvements, eCommerce site and information system enhancements.
Financing Activities
The current year debt activity includes net borrowings under the Revolving Facility of $60.0 million. The Company paid $32.5 million and $39.2 million in principal payments associated with its long-term debt during the first three quarters of 2025 and 2024, respectively. The Company paid $3.9 million in debt issuance costs during the first three quarters of 2025. The Company paid $9.1 million and $2.0 million during the first three quarters of 2025 and 2024, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans. The Company had cash proceeds from the exercise of stock options of $9.1 million during the first three quarters of 2025. The Company did not repurchase shares in the first three quarters of 2025 or 2024.
The Company declared cash dividends of $0.30 per share during the first three quarters of 2025 and 2024. Dividends paid in the first three quarters of 2025 and 2024 totaled $25.0 million and $24.4 million, respectively. A quarterly dividend of $0.10 per share was declared on October 29, 2025 to stockholders of record on January 2, 2026.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, the United Kingdom, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of September 27, 2025 and September 28, 2024, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $210.9 million and $258.6 million, respectively, with maturities ranging up to 468 and 538 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of September 27, 2025, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $14.5 million from their value as of December 28, 2024. As of September 28, 2024, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $1.9 million from their value as of December 30, 2023.
The Company is exposed to interest rate changes primarily as a result of interest expense on any borrowings under the Revolving Facility. The Company’s total variable-rate debt was $130.0 million at September 27, 2025.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4.    Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the third quarter of 2025.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 7 (June 29, 2025 to August 2, 2025)
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	30,060	21.13	—
Period 8 (August 3, 2025 to August 30, 2025)
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	—	—	—
Period 9 (August 31, 2025 to September 27, 2025)
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	—	—	—
Total for the Third Quarter Ended September 27, 2025
Common Stock Repurchase Program(1)	—	—	—	$150,000,000
Employee Transactions(2)	30,060	21.13	—
(1)On March 7, 2024, the Company’s Board of Directors approved a common stock repurchase program that authorized the repurchase of $150.0 million of common stock over a three-year period. Since that date, the Company has not repurchased any common stock.
(2)Employee transactions include restricted shares and units withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted shares and units. The Company’s employee stock compensation plans provide that the shares delivered or attested to, or withheld, shall be valued at the closing price of the Company’s common stock on the date the relevant transaction occurs.
ITEM 5.    Other Information
(c) On September 5, 2025, Christopher E. Hufnagel, President and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 30,000 shares of Wolverine World Wide, Inc. common stock between December 8, 2025 and December 8, 2026, subject to certain conditions. The plan also provides for the sale of all shares, subject to certain conditions and after withholding of shares to cover taxes, of Wolverine World Wide, Inc. common stock underlying the 129,098 restricted stock units that are scheduled to vest between February 5, 2026 and July 31, 2026.

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

10.1
2025 Replacement Facility Amendment and Reaffirmation Agreement, dated as of September 24, 2025, among Wolverine World Wide, Inc., as parent borrower, the Guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent and as a lender, and the other lenders party thereto.

10.2
Fourth Amendment, dated as of September 25, 2025, to the Receivables Purchase Agreement dated as of December 7, 2022, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, Bank of America, N.A., as a purchaser, and Wells Fargo, N.A. as administrative agent and a purchaser.

18.1	Preferability Letter of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income (Loss); (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

November 6, 2025	/s/ Christopher E. Hufnagel
Date	Christopher E. Hufnagel President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory for Registrant)

November 6, 2025	/s/ Taryn L. Miller
Date	Taryn L. Miller Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)