Form 10-K
period 2026-01-03
WOLVERINE WORLD WIDE INC /DE/
filed 2026-02-27
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 27, 2025, the last business day of the registrant’s most recently completed second fiscal quarter: $1,471,743,972. Number of shares outstanding of the registrant’s Common Stock, $1 par value as of February 6, 2026: 81,315,287.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting expected to be held May 7, 2026 are incorporated by reference into Part III of this report.

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
•strategic actions, including new initiatives and ventures, acquisitions and dispositions, and the Company’s success in integrating acquired businesses;
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of Sperry® footwear, Keds® footwear, Hush Puppies® footwear and apparel, the Company’s leather marketing operations, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail stores and the Stride Rite® licensed business. The Corporate category consists of gains on the sale of businesses and trademarks, unallocated corporate expenses, such as corporate employee costs, corporate facility costs, IT costs, reorganization activities, impairment of long-lived assets and environmental and other related costs.
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
Saucony®: Saucony® is a leading purpose-driven performance running lifestyle brand with roots dating back to 1898. Saucony® targets both elite and casual runners through award-winning design, innovation and performance technology. The brand is focused on meeting the functional biomechanical demands of runners, while delivering on their everyday emotional needs for style and self-expression. Widely recognized for award-winning technologies, Saucony® innovations include INCREDIRUN™ cushioning technology, a revolutionary TPEE compound engineered to provide exceptional efficiency; PWRRUN™ PB, a beaded PEBA-based cushioning technology that delivers high-performance energy return; PWRRUN+™ a SC-TPU cushioning technology for a plush ride; CENTERPATH™ technology to provide support and protection and SPEEDROLL™ technology, a blend of a carbon fiber or TPU plate and forward geometry to promote a faster transition. Saucony® offers five categories of performance running products; Fast & Light, Neutral Cushioning, Max Cushioning, Stability and Trail; as well as Originals lifestyle footwear inspired by Saucony® products of the 1970's to 2000's. Saucony® also offers a complete line of performance running apparel and select lifestyle apparel pieces. The brand’s products are distributed primarily through leading run specialty, mall specialty and sporting goods retailers, as well as via an eCommerce site and in Company-owned Saucony® retail stores.
Sweaty Betty®: Sweaty Betty® is a global women’s activewear and lifestyle brand that has been on a mission to empower women through fitness and beyond since 1998. Famous and trusted for its “bum-sculpting” leggings and innovative designs, Sweaty Betty® fuses performance and style with technical, high-performance fabrics and responsibly sourced materials designed to outlast, outperform and outfit active women at all life stages. The brand services its loyal, fast-growing community worldwide through SweatyBetty.com, complemented by retail locations across the United Kingdom, Europe, New Zealand and Asia. Through the Sweaty Betty Foundation, the brand aims to give more girls access to activities they love, helping the next generation get and stay active for life.
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
2.Work Group
Wolverine®: The most important work demands the strongest foundation. For over 140 years, Wolverine® has supported the irreplaceable men and women building the future, equipping them with unwavering comfort and confidence from the ground up. Wolverine® designs and builds footwear, apparel and accessories made to outfit those working in the core trades across the world. The brand is known for its heritage and best-in-class performance comfort technology, as well as the Wolverine® 1000 Mile collection of premium lifestyle boots handcrafted in the USA from archival patterns. Wolverine® products can be found online at Wolverine.com and across a variety of retail channels including online retail, farm & fleet, specialty, department stores and national family stores.
Cat® Footwear: Cat® Footwear, the official footwear licensee of Caterpillar Inc., is committed to extending the Cat brand to consumers around the world. Since 1994, Cat® Footwear has been igniting consumers’ passion for the Cat brand. What began as a small collection of work boots has grown into a global offering of work boots and lifestyle shoes sold in nearly 140 countries and territories around the world. Cat® Footwear is trusted globally by consumers for providing shoes that are as rugged, durable and as unapologetic as Cat earthmovers, so that consumers can break new ground. CAT®, CATERPILLAR, LET'S DO THE WORK, their respective logos, "Caterpillar Corporate Yellow", the "Power Edge" and Cat "Modern Hex" trade dress as well as corporate and product identity used herein, are trademarks of Caterpillar and may not be used without permission.
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
Multi-brand Direct-to-Consumer Division: The multi-brand direct-to-consumer division includes a retail store that sell footwear and apparel from the Company's brand portfolio and other brands.
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
Trademarks, Licenses and Patents
The Company holds a significant portfolio of registered and common law trademarks that identify its branded products and technologies. The Company’s owned trademarks include but are not limited to Hush Puppies®, Wolverine®, Bates®, Chaco®, HYTEST®, Merrell®, Saucony®, Stride Rite®, Sweaty Betty®, and related logos and design marks. The Company has footwear marketing and distribution rights under the Cat® and Harley-Davidson® trademarks pursuant to license arrangements with the respective trademark owners. The Cat® license term runs through December 31, 2028 and the Harley-Davidson® license term runs through December 31, 2029. Both licenses are subject to early termination for breach.
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
Seasonality
The Company experiences moderate fluctuations in sales volume during the year, as reflected in quarterly revenue. The Company expects current seasonal sales patterns to continue in future years. The Company also experiences some fluctuation in its levels of working capital, typically reflecting an increase in net working capital requirements near the end of the first and third fiscal quarters as the Company builds inventory to support peak shipping periods. Historically, cash provided by operating activities is higher in the second half of the fiscal year due to collection of wholesale channel receivables and higher direct-to-

consumer sales during the holiday season. The Company meets its working capital requirements through internal operating cash flows and, as needed, borrowings under its revolving credit facility, as discussed in more detail under the caption "Liquidity and Capital Resources" in Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company's working capital could also be impacted by other events.
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
Environmental Matters
The Company uses and generates certain substances and wastes that are regulated or may be deemed hazardous to the environment under certain federal, state and local regulations. The Company works with foreign and domestic federal, state and local agencies from time to time to resolve cleanup issues at various affected sites and other regulatory issues. Financial information regarding the Company’s environmental remediation activities is found in Note 16 to the Company's Consolidated Financial Statements.
Human Capital Resources
Employee Profile: As of January 3, 2026, the Company had approximately 3,050 domestic and foreign retail, distribution, office and sales employees. The Company values its employees and works to maximize the engagement, development and contribution of its current workforce and to attract the best talent available from outside the organization when needed.
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
The Company stays connected with team members across many experience touchpoints throughout the employee lifecycle. The Company is committed to empowering our people to drive organizational growth through accessible experiences that energize and engage employees throughout their journey with the Company. Insights from regular pulse and check in surveys are valuable to understanding employees' sentiments and needs, which helps us develop strategies to maintain positive employee engagement and well-being. The Company's annual talent planning process provides invaluable data to help retain key talent through career planning and leadership continuity by using that data to identify and mitigate succession gaps through hiring and development.
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
Inclusion and Belonging: Fostering inclusivity is an integral part of the Company’s culture. The UN1TED (United) office exists to encourage a culture where every person thrives, feels valued, and is able to authentically contribute. As the next evolution of our inclusion efforts, UN1TED is rooted in the understanding that our strengths lie in the rich tapestry of cultures, experiences and perspectives of each consumer, employee, and partner. We are dedicated to creating opportunities for all, from the internal policies we implement to the external partnerships we cultivate.
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
The popularity of particular designs and categories of footwear and apparel with consumers generally changes over time. The Company’s success depends in part on its ability to anticipate, understand and respond to changing footwear and apparel trends and consumer preferences in a timely manner. If the Company is unable to maintain and improve its competitive position, maintain or enhance the images of its brands, or timely and appropriately respond to new competition, changing consumer preferences and evolving footwear and apparel trends, consumers may consider the Company's brands’ images to be outdated and associate its brands with styles that are no longer popular, which would decrease demand for its products. Such failures could result in loss of market share, reduced sales, excess inventory, trade name impairments, lower gross margin and other adverse impacts on the Company’s operating results.
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
Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency exchange rate fluctuations, changing economic conditions, expropriation, nationalization, the imposition of tariffs, including U.S. tariffs imposed or threatened to be imposed on other countries and any retaliatory actions taken by such countries, import and export controls and other non-tariff barriers and changes in governmental policies. Various factors could significantly impair the Company's ability to meet customer demands and produce its products in a cost-effective manner, including adverse developments in trade or political relations with China or other countries where it sources its products, or a shift in these countries' manufacturing capacities away from footwear and apparel to other industries, or other adverse developments, such as pandemics or other health crises that could cause significant production and shipping delays. Any of these events could adversely affect the Company’s business, results of operations and financial position.
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
Pandemics and infectious disease outbreaks have had and could continue to have a material adverse effect on the company's business.
The Company's business could be adversely affected by infectious disease outbreaks and actions taken in response, which may negatively affect the regional and global economy, including by disrupting consumer spending and global supply chains, and increasing the volatility of financial markets. Potential future impacts to the Company’s workforce, business and operating results related to a health crisis, include, among others:
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
•Increased cybersecurity risk due to the increase in the number of employees working remotely.
•Volatility in the availability and prices for commodities for raw materials used in the Company's products and related inflationary pressures.
Labor disruptions could adversely affect the Company’s business.
The Company’s business depends on its ability to source and distribute products in a timely and cost-effective manner. Labor disputes at or that affect factories that produce the Company’s goods, shipping ports, tanneries, transportation carriers, retail stores or distribution centers create significant risks for the Company’s business as they may result in work slowdowns, stoppages, lockouts, strikes or other disruptions. Any such disruption may cause inventory shortages, delayed or canceled orders and unanticipated inventory accumulation, each of which may negatively impact the Company’s results of operations and financial position.
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
The Company’s direct-to-consumer operations, including brick and mortar locations and its eCommerce and mobile channels, require substantial fixed investment in equipment and leasehold improvements, information systems, cybersecurity infrastructure, inventory and personnel. The Company also has substantial operating lease commitments for retail space. Due to the high fixed-cost structure of the Company’s brick and mortar direct-to-consumer operations, the closure or poor performance of any stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements and employee-related costs. The Company has made and will continue to make significant investments in building technologies and digital capabilities. The success of its direct-to-consumer operations also depends on the Company’s ability to identify and adapt to changes in consumer spending patterns and retail shopping preferences, including the shift from brick and mortar to eCommerce and mobile channels and the continuing evolution of omni-channel retailing. The Company’s failure to respond to these factors successfully could adversely affect the Company’s direct-to-consumer business, limit the Company's ability to develop and expand the omni-channel experience for customers or damage its reputation and brands, any of which may have an adverse effect on the Company’s results of operations and financial position.
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
Disruption of the Company’s eCommerce platform or other information technology systems, and the Company's use of artificial intelligence could adversely affect the Company’s business.
The Company’s information technology systems, including its eCommerce platform, are critical to the operations of its business. Any material interruption, unauthorized access, impairment or loss of data integrity or malfunction of these systems could severely impact the Company’s business. For example, system failures and disruptions could prevent access to the Company's online services, preclude store transactions, and impede product manufacturing and shipping and financial reporting. The Company’s information technology systems may be disrupted by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, denial-of-service attacks, computer viruses, other cybersecurity incidents, employee error, physical or electronic break-ins, or similar events. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Costs, problems and interruptions due to the implementation of new or upgraded systems, or maintenance of existing systems, could also disrupt or reduce the efficiency of the Company's operations. Additionally, the Company may be adversely affected if it is unable to improve, upgrade, maintain, and expand its technology systems.
The Company has begun to incorporate, and may expand its use of, artificial intelligence, including generative artificial intelligence, in certain of its information technology systems and in its operations; for example, enabling the native artificial intelligence functionality of existing enterprise resource planning, human capital management, customer relationship management and other software systems. Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to the Company’s business and results of operations. The artificial intelligence tools that the Company incorporates into its information technology systems and operations may not generate the intended results and efficiencies and may adversely affect the

Company’s business. The rapid evolution and potential regulation of artificial intelligence could expose the Company to new risks and may require the allocation of significant resources to develop, test and maintain the Company’s artificial intelligence resources.
Problems affecting the Company's logistics and distribution systems could adversely affect its ability to deliver its products to the market.
The Company relies on owned and independently operated distribution facilities to transport, warehouse and ship products to its customers. The Company’s logistics and distribution systems include computer-controlled and automated equipment, which are subject to a number of risks related to data accuracy, security breaches or computer viruses, software or hardware malfunction, power interruptions or other system failures. Substantially all of the Company’s products are distributed from a relatively small number of locations. Distribution center operations could be interrupted by earthquakes, floods, fires or other natural disasters or other events over which the Company has no control, such as pandemics. In addition, the Company's distribution capacity depends upon the timely performance of services by third parties, including the transportation of products to and from the Company's distribution facilities. The Company’s business interruption insurance may not adequately protect the Company from the adverse effects of significant disruptions of distribution activities, such as the loss of customers or an erosion of brand image. Problems affecting the performance of the Company's distribution system could adversely affect its results of operations and its ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies.
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
The Company’s results of operations depend on factors affecting consumer disposable income and spending patterns such as general economic conditions, inflation, employment rates, credit availability, business conditions, interest rates, consumer confidence and tax policy in the markets and regions in which the Company or its third-party distributors and licensees operate. Customers may defer or cancel purchases of the Company’s products due to uncertainty about global, regional or local economic conditions, and how such conditions may impact them. Prior declines in disposable income and consumer spending have adversely affected demand for the Company’s products, and could further adversely affect demand and the Company's results of operations. If the Company reduces the prices of its products, offers additional promotions or increases marketing efforts due to decreases in consumer spending, the Company's profitability could decline.
The Company is subject to inflationary pressures, including increased costs of raw materials, transportation, labor and other aspects of its business, which the Company may not be able to offset with cost savings or price increases on its products. If inflationary pressures continue, and the Company is unable to pass along price increases or further reduce costs, the Company's results of operations may be negatively impacted.
The Company operates in competitive industries and markets.
The Company competes with a large number of wholesalers, and retailers of footwear and apparel, and direct-to-consumer footwear and apparel companies. Many have larger customer and consumer bases, and/or greater financial, technical or marketing resources than the Company, particularly its competitors in the apparel and direct-to-consumer businesses. The Company’s competitors may have brands with greater name recognition; implement more effective marketing campaigns; adopt more aggressive pricing policies; make more attractive offers to potential employees, distribution partners and manufacturers; incorporate artificial intelligence into their business faster or more successfully than the Company, or respond more quickly to changes in consumer preferences. The Company’s continued ability to sell its products at competitive prices and to meet shifts in consumer preferences quickly will affect its sales. If the Company is unable to respond effectively to competitive pressures, its results of operations and financial position may be adversely affected.
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
There is growing concern that climate changes could cause significant changes in weather patterns around the globe and increase the frequency and severity of natural disasters. This could have a long-term adverse impact on the Company’s business and results of operations by exacerbating the effects described in the risk factor “Unseasonable or extreme weather conditions could adversely affect the Company’s results of operations” and decreasing agricultural productivity in certain regions, which may limit availability and/or increase the cost of certain raw materials, such as cotton and leather. Concern over climate change may result in new, additional or changing legal, legislative, regulatory, and compliance requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, and utility increases, which could adversely affect the Company’s business and results of operations. Domestic and international regulatory efforts are evolving, including the potential international alignment or divergence of such efforts, and the Company cannot determine what final regulations will be enacted, modified, or reversed or the ultimate impact on its business.
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
In addition, an economic downturn, whether actual or perceived, a decrease in economic growth rates or an otherwise uncertain economic outlook in markets in which the Company operates could adversely affect the Company.
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
Changes in import and export policies, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and counter sanctions, safeguards or customs restrictions by the U.S. and foreign governments, could materially adversely affect the Company’s business performance, financial condition, results of operations, and relationships with customers, suppliers, and employees. Similarly, changes in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where the Company currently manufactures or sells products or conducts business, and adverse changes in, or withdrawal from, trade agreements or political relationships between the U.S. and such countries and territories could materially adversely affect the Company’s business.
Substantially all of the units the Company sources are procured from third-party manufacturers in the Asia Pacific region. Restrictions on international trade, such as tariffs, can materially adversely affect the Company’s operations and supply chain and limit the Company’s ability to offer and distribute products. The impact can be particularly significant if these restrictive measures apply to countries and regions where the Company has significant supply chain operations or from which the Company derives a significant portion of revenues. These restrictive measures can substantially increase the cost to procure products and the raw materials the Company uses, and may require the Company to take various actions, including raising prices on products, changing manufacturers or suppliers, renegotiating purchase prices with suppliers and material vendors, ceasing to offer and distribute certain products, or reducing investments. Changing operations and supply chain in response to new or changed restrictions on international trade can be expensive, time-consuming and disruptive to the Company’s operations. These restrictions may be announced with little or no advance notice, which can create uncertainty, and we may not be able to effectively mitigate all resulting adverse impacts on the Company’s business, financial condition and results of operations. In addition, if the Company raises prices on products but competitors do not make similar price increases, the Company’s competitive position may be materially adversely affected.

The extent and duration of the effects on the Company’s business of recent proposed or enacted changes to U.S. tariffs, tariffs proposed or enacted by other countries in response, and the resulting impact on general economic conditions are uncertain and will depend on various factors, including future actions of the U.S. and other countries, negotiations between the U.S. and other countries, exemptions or exclusions that may be granted, availability and cost of alternative manufacturers and sources of supply, and demand for the Company’s products in affected markets.
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
The Company’s business could be significantly harmed if it is not able to protect its intellectual property or if it was found to infringe on other persons’ intellectual property rights. Certain artificial intelligence technology used by the Company or others may give rise to increased intellectual property risks, such as compromises to proprietary intellectual property and intellectual property infringement. Any intellectual property lawsuits or threatened lawsuits in which the Company is a plaintiff or a defendant could cost the Company a significant amount of time and money and distract management’s attention from operating the Company’s business. If the Company does not prevail on any intellectual property claims, it may have to change its manufacturing processes, products or trade names, any of which could reduce its profitability.
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
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to the Company’s sustainability practices and related legislative and regulatory responses to climate change may impose additional costs on the Company or expose it to new or additional risks.
Companies are facing increasing and frequently evolving scrutiny globally from customers, regulators, investors, employees, other stakeholders and the media, including social media, related to their sustainability practices and disclosure as expectations for, and support or criticism/skepticism of, such matters continue to evolve. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, board and workforce diversity, labor conditions, human rights, and cybersecurity and data privacy. Third parties have developed proprietary ratings or analyses of companies based on certain sustainability metrics. Increased sustainability related compliance costs could increase the Company’s overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or other stakeholder expectations and standards, which may diverge and may not be reconcilable, could negatively impact the Company’s reputation, ability to do business with certain partners, and stock price. Concern over climate change may result in new, additional or changing legal, legislative, regulatory, and compliance requirements intended to reduce or mitigate the effects of climate change on the environment, which could result in increased tax, transportation, utility and other costs, which could adversely affect the Company's business and results of operations. New and changing domestic and international government regulations could also result in new or more stringent forms of sustainability oversight and expanding mandatory reporting, diligence, and disclosure, including climate disclosures, and the Company cannot determine what final regulations will be enacted, modified, or reversed or the ultimate impact on its business. The Company’s sustainability initiatives and goals may be based on standards for measuring progress that are still developing and may not be reconcilable, internal controls and processes that continue to evolve and assumptions that are subject to change. The Company may be subject to heightened reputational and operational risk and compliance costs related to the sustainability initiatives and goals it discloses, or potential lack thereof, and may also face negative impacts from consumers who do not support its sustainability initiatives and goals. Complying with new or changing regulations could increase the Company’s costs and adversely impact results of operations. The Company’s pursuit or its failure or perceived failure to meet stakeholders’ expectations, which may diverge, as well as adverse incidents, could negatively impact the Company’s stock price, results of operations, or reputation and increase its cost of capital, and investors, consumers and other stakeholders could lose confidence in or disparage the Company and its brands, damaging the Company's reputation and negatively impacting operations.
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
The Company’s failure to comply with an evolving set of laws and industry standards relating to consumer information, could negatively impact the Company’s business and results of operations.
The Company collects, maintains and uses data it receives through online activities and other consumer interactions in its business, including its marketing programs. The Company’s ability to do so is subject to certain restrictions in third party contracts and a broad array of evolving international, federal and state laws and industry standards relating to privacy, cybersecurity, data protection and consumer protection, including in response to developments in the usage of artificial intelligence and other emerging technologies. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules or may conflict with the Company’s practices. If the Company is not able to comply with any applicable requirements, the Company's reputation could be negatively impacted and the Company may be subject to proceedings or actions against it by governmental entities or others that could adversely affect its business, financial condition, cash flows and results of operations.
As data privacy, cybersecurity and marketing laws change, including in response to artificial intelligence and other emerging technologies, the Company may incur additional costs to remain in compliance. For example, the General Data Protection Regulation ("GDPR"), which applies in all European Union member states, introduced new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. GDPR increased the Company’s responsibility and potential liability in relation to personal data that it collects, processes and transfers, and required the Company to implement additional controls designed to ensure compliance with the new rules. If applicable laws become more restrictive, the Company’s ability to effectively engage customers via personalized marketing may decrease, which could potentially impact growth. For example, the California Consumer Privacy Act (“CCPA”) limits how the Company may collect and use personal data and other states have adopted, or are considering enacting, similar laws that may affect the Company's data processing practices and policies.
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
The Company’s operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants, the management and disposal of hazardous materials and wastes, employee exposure to workplace hazards, and the investigation and remediation of contamination resulting from releases of hazardous materials. Failure to comply with legal requirements could result in, among other things, revocation of required licenses, enforcement actions, fines and civil and criminal liability. Various third parties have brought, and in the future could bring, actions against the Company alleging health-related or other harm arising from non-compliance. The Company may incur investigation, remediation or other costs related to releases of hazardous materials or other environmental conditions at its currently or formerly owned or operated properties, regardless of whether such environmental conditions were created by the Company or a third party. The Company has incurred, and continues to incur, costs to address soil and groundwater contamination at some locations. If such issues become more expensive to address, or if new issues arise, they could increase the Company’s expenses, generate negative publicity, or otherwise adversely affect the Company.
The disruption, expense and potential liability associated with existing and future litigation against the Company could adversely affect its reputation, financial position or results of operations.
The Company may be named as a defendant in lawsuits and regulatory actions. For example, regulatory actions, punitive class action lawsuits and individual lawsuits have been filed against the Company alleging claims relating to property damage, remediation and human health effects, among other claims, arising from the Company’s operations, including its handling, storage, treatment, transportation and/or disposal of waste. These claims are discussed in more detail in Note 16 to the Company's Consolidated Financial Statements. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on the Company’s business, results of operations and financial position. In addition, the Company may have to devote substantial resources and executive time to the defense of such proceedings.
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
Management
At the management level, the CISO, who has extensive cybersecurity knowledge and skills gained from over 18 years of work experience at the Company and elsewhere, heads the cross-functional team responsible for implementing, monitoring, and maintaining cybersecurity and data protection practices across the business and reports directly to the CIO, who reports directly to the Chief Executive Officer. The CISO receives reports on cybersecurity threats from a number of experienced information security team members, each of whom is responsible for various parts of the business on an ongoing basis and, in conjunction with management, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. The CISO collaborates closely with the legal team to oversee compliance with legal, regulatory and contractual security requirements.
Internal Cybersecurity Team
The Internal Cybersecurity Team, led by the CISO, is responsible for the implementation, monitoring, and maintenance of the cybersecurity and data protection practices across the Company. The CISO is supported by experienced information security team members, each of whom is supported by a team of trained cybersecurity professionals. The Director of Compliance, Security and Consumer Data, who oversees the global privacy and compliance analysts, reports directly to the CISO. The CISO is also supported by the Director of Cyber Security, who oversees the cybersecurity engineers, security operations center, and identity & access management team, and reports to the Company's Chief Legal Officer and Corporate Secretary.
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
The Company conducts annual cyber-risk mitigation exercises including awareness outreach, annual IT Security Awareness training, periodic phishing simulations, and a variety of ongoing vulnerability scans. Over the past four years, the Company has implemented multiple new security tools designed to provide visibility and controls allowing the cybersecurity team to safeguard data against theft or loss.
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
The Company also leases offices, showrooms and other facilities throughout the U.S., Canada, the United Kingdom, continental Europe, Hong Kong and China to meet its operational requirements. In addition, the Company operates 128 retail stores primarily through leases with various third-party landlords in the U.S., United Kingdom, and Italy that collectively occupy approximately 274,000 square feet. The Company believes that its current facilities are suitable and adequate to meet its current needs.
Item 3.     Legal Proceedings
The Company is involved in litigation and various legal matters arising in the normal course of business, including certain environmental compliance activities. For a discussion of legal matters, see Note 16 to the Company's Consolidated Financial Statements.
Item 4.    Mine Safety Disclosures
Not applicable.
Supplemental Item.        Information about our Executive Officers
The following table lists the names and ages of the Executive Officers of the Company and their positions held with the Company as of January 31, 2026. The information provided below the table lists the business experience of each such Executive Officer for at least the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or, if not appointed by the Board of Directors, at the pleasure of management.

Name	Age	Positions held with the Company
Justin Cupps	52	President, Work Group
Christopher E. Hufnagel	53	President and Chief Executive Officer
Amy M. Klimek	52	Chief Human Resources Officer
Susan J. Kuhn	50	President, Active Group
David A. Latchana	48	Chief Legal Officer and Corporate Secretary
Taryn L. Miller	53	Chief Financial Officer
Justin Cupps has served the Company as President, Work Group since November 2025. From January 2021 through October 2025, he was the Senior Vice President, North America, Sport Performance Brands for EssilorLuxottica, a publicly traded maker and marketer of eyewear and lenses globally.
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
Taryn L. Miller has served the Company as Chief Financial Officer since May 2024. From October 2022 through October 2023, she was the Vice President, Corporate and Commercial Finance for Corteva Inc., a publicly traded agricultural chemical and seed company. From April 2017 through October 2022, she was the Chief Financial Officer, Global Business Units, Enterprise FP&A and Investor Relations for Kimberly-Clark Corporation, a publicly traded consumer goods and personal care company.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “WWW.” The number of stockholders of record on February 6, 2026, was 596.
A quarterly dividend of $0.10 per share was declared on February 11, 2026. The Company currently expects that comparable cash dividends will be paid in future quarters in fiscal 2026.
Stock Performance Graph
The following graph compares the five-year cumulative total stockholder return on the Company’s common stock to the S&P Composite 1500 Index and the S&P Composite 1500 Consumer Durables & Apparel Index, assuming an investment of $100 at the beginning of the period indicated and reinvestment of dividends. The Company is part of both the S&P 1500 Index and the S&P 1500 Consumer Durables & Apparel Index. This Stock Performance Graph shall not be deemed to be incorporated by reference into the Company’s SEC filings and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
Five-Year Cumulative Total Return Summary

DOLLARS
250
200
150
100
50
0
2020
2021
2022
2023
2024
2025
Wolverine World Wide, Inc.
S&P Composite 1500 Index
S&P Composite 1500 Consumer Durables & Apparel Index

The following table provides information regarding the Company’s purchases of its own common stock during the fourth quarter of fiscal 2025.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 10 (September 28, 2025 to November 1, 2025)
Common Stock Repurchase Program (1)	—	$—	—	$150,000,000
Employee Transactions (2)	37,737	$23.09
Period 11 (November 2, 2025 to November 29, 2025)
Common Stock Repurchase Program (1)	900,000	$16.13	900,000	$135,486,851
Employee Transactions (2)	—	$—
Period 12 (November 30, 2025 to January 3, 2026)
Common Stock Repurchase Program (1)	—	$—	—	$135,486,851
Employee Transactions (2)	36,337	$18.43
Total for the Fourth Quarter Ended January 3, 2026
Common Stock Repurchase Program (1)	900,000	$16.13	900,000	$135,486,851
Employee Transactions (2)	74,074	$20.80
(1)On March 7, 2024, the Company’s Board of Directors approved a common stock repurchase program that authorized the repurchase of $150.0 million of common stock over a three-year period.
(2)Employee transactions include restricted shares and units withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted shares and units. The Company’s employee stock compensation plans provide that the shares withheld shall be valued at the closing price of the Company’s common stock on the date the relevant transaction occurs.
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
The Company’s brands are marketed in approximately 170 countries and territories at January 3, 2026, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At January 3, 2026, the Company operated 128 retail stores in the U.S., United Kingdom, and Italy and 39 direct-to-consumer eCommerce sites.
Effective May 4, 2024, the Company entered into global multi-year licensing agreements of Merrell® and Saucony® kids footwear and Merrell® apparel and accessories.
Effective January 10, 2024, the Company completed the sale of the Sperry® business.
Effective January 1, 2024, the Company completed the sale of the Company’s equity interests in the Merrell® and Saucony® China joint venture entities.
The following discussion includes a comparison of the Company's results of operations and liquidity and capital resources for fiscal 2025 and 2024. A discussion of a comparison of the Company's results of operations and liquidity and capital resources for fiscal 2024 and 2023 has been omitted from this Form 10-K but may be found in Item 7. Management's Discussion and

Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the SEC on February 20, 2025.
2025 FINANCIAL OVERVIEW
•Revenue was $1,874.3 million for 2025, representing a increase of 6.8% compared to the prior year of $1,755.0 million.
•Gross margin for 2025 was 47.3%, compared to 44.3% in 2024.
•The effective tax rate in 2025 was 16.9%, compared to 15.9% in 2024.
•Diluted earnings per share in 2025 was $1.14, compared to $0.55 in 2024.
•The Company declared cash dividends of $0.40 per share in 2025 and 2024.
•Cash flow provided by operating activities was $140.0 million in 2025 and $180.1 million in 2024.
•Compared to the prior year, inventory increased $26.4 million, or 10.7%.
RESULTS OF OPERATIONS
The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes, which are included in Item 8 of this Annual Report on Form 10-K.

	Fiscal Year
(In millions, except per share data)	2025	2024	Percent Change
Revenue	$1,874.3	$1,755.0	6.8%
Cost of goods sold	987.6	977.0	1.1%
Gross profit	886.7	778.0	14.0%
Selling, general and administrative expenses	729.9	690.0	5.8%
Gain on sale of businesses, trademarks and long-lived assets	—	(8.5)	(100.0)%
Impairment of long-lived assets	—	9.3	(100.0)%
Environmental and other related costs (income), net of recoveries	6.6	(10.3)	164.1%
Operating profit	150.2	97.5	54.1%
Interest expense, net	32.8	42.7	(23.2)%
Other income, net	(4.1)	(3.3)	(24.2)%
Earnings before income taxes	121.5	58.1	109.1%
Income tax expense	20.5	9.3	120.4%
Net earnings	101.0	48.8	107.0%
Less: net earnings attributable to noncontrolling interests	5.2	3.6	44.4%
Net earnings attributable to Wolverine World Wide, Inc.	$95.8	$45.2	111.9%
Diluted earnings per share	$1.14	$0.55	107.3%
REVENUE
Revenue was $1,874.3 million for 2025, representing an increase of 6.8% compared to the prior year's revenue of $1,755.0 million. The change in revenue reflected a $161.7 million, or 13.0%, increase from the Active Group, a $33.1 million, or 7.3%, decrease from the Work Group and a $9.3 million, or 17.4%, decrease from Other. The Active Group's revenue increase was driven by an increase of $126.6 million from Saucony® and $50.6 million from Merrell®, partially offset by decreases of $9.4 million from Chaco® and $6.1 million from Sweaty Betty®. The Work Group’s revenue decrease was driven primarily by a decrease of $17.4 million from Wolverine®, $5.2 million from Cat®, $4.3 million from HYTEST®, $3.5 million from Harley-Davidson®, and $2.7 million from Bates®. The decrease in Other revenue was primarily driven by decreases of $4.6 million from Sperry®, $3.3 million from joint venture and royalty revenue recorded at the corporate level, and $0.9 million from Hush Puppies®. International revenue represented 52.2%, and 49.1% of total reported revenues in 2025 and 2024, respectively. Changes in foreign exchange rates increased revenue by $14.0 million during 2025. Direct-to-consumer revenue decreased by $8.4 million, or 1.7% during 2025 compared to 2024.
GROSS MARGIN
For 2025, the Company’s gross margin was 47.3%, compared to 44.3% in 2024. The gross margin increase was primarily due to the benefit of product cost savings, a favorable mix shift toward more full-price sales, and the positive impact from recent price increases, partially offset by the impact of higher U.S. tariffs.

OPERATING EXPENSES
Operating expenses increased $56.0 million in 2025, to $736.5 million. The increase was primarily driven by higher advertising costs ($17.8 million), higher selling costs ($17.8 million), higher environmental and other related costs, net of recoveries ($16.9 million), higher incentive compensation costs ($13.5 million), 2024 gains on the sale of businesses, trademarks, and long-lived assets ($8.5 million), and higher general and administrative costs ($5.4 million), partially offset by lower reorganization costs ($17.0 million) and lower impairment of long-lived assets ($9.3 million). Environmental and other related costs were $6.6 million and $15.6 million in 2025 and 2024, respectively. See Note 16 to the Company's Consolidated Financial Statements for further discussion of environmental remediation costs.
INTEREST, OTHER AND TAXES
Net interest expense was $32.8 million in 2025 compared to $42.7 million in 2024. Interest expense decreased in the current year due to lower average principal balances of variable rate debt and lower weighted average interest rates on variable rate debt.
Other income was $4.1 million in 2025 compared to $3.3 million in 2024.
The effective tax rate in 2025 was 16.9%, compared to 15.9% in 2024. The increase in the effective tax rate between 2025 and 2024 was primarily related to income mix between jurisdictions with differing tax rates.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of Hush Puppies® footwear, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail store, the Stride Rite® licensed business, Sperry® footwear, Keds® footwear, and apparel and the Company’s leather marketing operations. The Corporate category consists of gains on the sale of businesses and trademarks, unallocated corporate expenses, such as corporate employee costs, corporate facility costs, IT costs, reorganization activities, impairment of long-lived assets and environmental and other related costs.
The reportable segment results for years 2025 and 2024 are as follows:

	Fiscal Year
(In millions)	2025	2024	Change	Percent Change
REVENUE
Active Group	$1,407.8	$1,246.1	$161.7	13.0%
Work Group	422.2	455.3	(33.1)	(7.3)%
Other	44.3	53.6	(9.3)	(17.4)%
Total	$1,874.3	$1,755.0	$119.3	6.8%
OPERATING PROFIT (LOSS)
Active Group	$253.2	$184.9	$68.3	36.9%
Work Group	72.7	69.2	3.5	5.1%
Other	28.6	31.3	(2.7)	(8.6)%
Corporate	(204.3)	(187.9)	(16.4)	(8.7)%
Total	$150.2	$97.5	$52.7	54.1%
Further information regarding the reportable segments can be found in Note 17 to the Company's Consolidated Financial Statements.

Active Group
The Active Group’s revenue increased $161.7 million, or 13.0%, in 2025 compared to 2024. The revenue increase was driven by an increase of $126.6 million from Saucony® and $50.6 million from Merrell®, partially offset by a decrease of $9.4 million from Chaco® and $6.1 million from Sweaty Betty®. The Saucony® increase was driven primarily by strength in the US and EMEA wholesale channel and the Asia Pacific third-party distributor business. The Merrell® increase was primarily due to growth in the core Speed franchises and new product in the lifestyle category, particularly in the wholesale and international channels. The Chaco® decrease was primarily due to lower closeout and end of life inventory sales compared to the prior year and softer consumer demand. The Sweaty Betty® decrease was primarily due to a decline in the U.S., partially offset by growth within the EMEA market.
The Active Group’s operating profit increased $68.3 million, or 36.9%, in 2025 compared to 2024. The operating profit increase was due to revenue increases and a 300 basis point increase in gross margin, partially offset by a $47.8 million increase in selling, general and administrative costs. The increase in gross margin in the current year period was primarily due to the benefit of product cost savings, a favorable mix shift toward more full-price sales, and the positive impact from recent price increases, partially offset by the impact of higher U.S. tariffs. The increase in selling, general and administrative expenses in the current year period was primarily due to higher advertising costs, selling costs and employee costs.
Work Group
The Work Group’s revenue decreased $33.1 million, or 7.3%, in 2025 compared to 2024. The revenue decrease was primarily driven by a decrease of $17.4 million from Wolverine®, $5.2 million from Cat®, $4.3 million from HYTEST®, $3.5 million from Harley-Davidson®, and $2.7 million from Bates®. The Wolverine® decrease was primarily due to lower closeout sales compared to the prior year, lower demand in independent channels, and lower direct to consumer traffic. The Cat® decrease was primarily due to softer consumer demand in the North American market. The HYTEST® decrease was primarily due to lower closeout sales compared to the prior year. The Harley-Davidson® decrease was primarily due to softer consumer demand within the U.S. wholesale channel. The Bates® decrease was primarily due to lower closeout sales as compared to the prior year.
The Work Group’s operating profit increased $3.5 million, or 5.1%, in 2025 compared to 2024. The operating profit increase was due to a 250 basis point increase in gross margin and a $4.7 million decrease in selling, general and administrative costs partially offset by revenue decreases. The increase in gross margin in the current year period was primarily due to the benefit of product cost savings, a favorable mix shift toward more full-price sales, and the positive impact from recent price increases, partially offset by the impact of higher U.S. tariffs. The decrease in selling, general and administrative expenses in the current year period was primarily due to lower distribution costs and selling expenses.
Other
Other revenue decreased $9.3 million, or 17.4%, in 2025 compared to 2024. The revenue decline was primarily driven by a decrease of $4.6 million from Sperry® due to the divestiture of the business effective January 10, 2024, a $3.3 million decrease from joint venture and royalty revenue recorded at the corporate level, and a $0.9 million decrease from Hush Puppies®.
Other operating profit decreased $2.7 million, or 8.6%, in 2025 compared to 2024. The operating profit decrease was due primarily to revenue decreases.
Corporate
Corporate expenses increased $16.4 million in 2025 compared to 2024 primarily due to higher environmental and other related costs ($16.9 million), higher incentive compensation costs ($12.5 million), gains on the sale of businesses, trademarks, and intangible assets in the prior year that did not reoccur ($8.5 million), business model change gain recorded in the prior year that did not reoccur ($6.5 million), partially offset by lower reorganization activities ($17.0 million) and lower impairment of long-lived and intangible assets ($9.3 million).
LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year
(In millions)	2025	2024
Cash and cash equivalents	$206.3	$152.1
Debt	621.7	648.0
Available Revolving Facility (1)	510.5	724.0
(1)Amounts are net of both borrowings, if any, and outstanding standby letters of credit issued in accordance with the terms of the Revolving Facility.

Liquidity
Cash and cash equivalents of $206.3 million as of January 3, 2026 were $54.2 million higher compared to December 28, 2024. The increase is due primarily to cash provided by operating activities of $140.0 million, proceeds from the exercise of stock options of $12.2 million, favorable foreign exchange impacts of $5.8 million and net revolver borrowings of $5.0 million, partially offset by cash dividends paid of $33.3 million, long-term debt payments of $32.5 million, additions to property, plant, and equipment of $14.5 million, purchases of common stock of $14.5 million, shares acquired related to employee stock plans of $10.7 million and payment of debt issuance costs of $3.9 million. The Company had $510.5 million of borrowing capacity available under the Revolving Facility as of January 3, 2026. Cash and cash equivalents located in foreign jurisdictions totaled $181.3 million as of January 3, 2026.
Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends and for general corporate purposes.
A detailed discussion of environmental remediation costs is found in Note 16 to the Company's Consolidated Financial Statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual affected site. As of January 3, 2026, the Company has a reserve of $26.5 million, of which $12.0 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities, with the remaining $14.5 million recorded in other liabilities and expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
Note 16 to the Company's Consolidated Financial Statements also includes a detailed discussion of environmental litigation matters. As of January 3, 2026, the Company had recorded liabilities of $8.5 million for certain of these environmental litigation matters which are recorded as other accrued liabilities in the consolidated balance sheets.
Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.
The Company expects to meet its contractual obligations through its customary sources of liquidity in the normal course of business, such as cash from operating activities, and believes it has the financial resources to satisfy these contractual obligations. The Company had the following contractual obligations due by period at January 3, 2026:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$707.5	$98.6	$44.1	$564.8	$—
Operating lease obligations	168.9	35.0	54.1	39.6	40.2
Purchase obligations (2)	315.4	315.4	—	—	—
Supplemental Executive Retirement Plan	45.6	4.4	9.0	9.0	23.2
Municipal water improvements (3)	8.2	8.2	—	—	—
Total (4)	$1,245.6	$461.6	$107.2	$613.4	$63.4
(1)Includes principal and interest payments on the Company’s long-term debt. Estimated future interest payments on outstanding debt obligations are based on interest rates as of January 3, 2026. Actual cash outflows may differ significantly due to changes in underlying interest rates.
(2)Purchase obligations related primarily to inventory and capital expenditure commitments.
(3)Under the terms of a Consent Decree resolving certain civil and regulatory actions, the Company is obligated to contribute towards the costs of extending municipal water lines, developing a replacement wellfield and making certain improvements to Plainfield Township’s existing water treatment plant, all subject to an aggregate cap of $69.5 million. The Company has made payments of $61.3 million towards the total cap. Due to the uncertainty of the timing and amounts related to the Company's other environmental remediation costs, they have been excluded from this table. See Note 16 to the Company's Consolidated Financial Statements for additional information.
(4)The total amount of unrecognized tax benefits on the consolidated balance sheet at January 3, 2026 was $1.4 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

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
As of January 3, 2026, the Company was in compliance with all covenants and performance ratios under the Credit Agreement and senior notes.
The Company’s debt at January 3, 2026 totaled $621.7 million, compared to $648.0 million at December 28, 2024. The Company expects to use the current borrowings to fund organic growth initiatives, pay dividends and for general corporate purposes. The decreased debt position is due to repayment of the term facility resulting from operating cash inflows, partially offset by capital expenditures, cash dividends, and purchase of common stock.
Cash Flows
The following table summarizes cash flow activities:

	Fiscal Year Ended
(In millions)	January 3, 2026	December 28, 2024
Net cash provided by operating activities	140.0	180.1
Net cash provided by (used in) investing activities	(13.9)	86.8
Net cash used in financing activities	(77.7)	(299.2)
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
Cash from operations during 2025 included a decrease in net working capital representing a source of cash of $8.8 million. Working capital balances were favorably impacted by a decrease in accounts receivable of $54.2 million and an increase in other operating liabilities of $23.3 million, partially offset by an increase in inventories of $20.9 million, an increase in other operating assets of $17.8 million, and a decrease in accounts payable of $30.0 million. Operating cash flows included a non-cash add back for depreciation and amortization expense adjustment of $25.9 million, a deferred income tax adjustment of $8.0 million, a stock-based compensation expense adjustment of $24.4 million, a cash outflow of $14.5 million for environmental and other related costs, net of cash payments, a pension expense adjustment of $1.0 million, and $12.6 million of other operating cash outflows.
Investing Activities
The Company made capital expenditures of $14.5 million and $20.2 million in years 2025 and 2024, respectively, for building improvements, eCommerce site enhancements, new retail stores, distribution operations improvements and information system enhancements. The current year activity also includes proceeds from company-owned life insurance policy liquidations of $2.2 million and $1.6 million of other investing cash outflows.
Financing Activities
The current year debt activity includes net borrowings under the Revolving Facility of $5.0 million, payments on long-term debt of $32.5 million, and payment of debt issuance costs of $3.9 million. The Company paid $10.7 million and $2.6 million in 2025 and 2024, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans. The company paid $14.5 million for purchases of its own common stock and had proceeds of $12.2 million from the exercise of stock options.
The Company declared cash dividends of $0.40 per share in each of 2025 and 2024. Dividends paid totaled $33.3 million and $32.5 million for 2025 and 2024, respectively. A quarterly dividend of $0.10 per share was declared on February 11, 2026 to shareholders of record on April 1, 2026.

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
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during the year ended January 3, 2026 related to the Company’s contract liabilities was nominal.
Inventory
The Company values its inventory at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method for all raw materials, work-in-process and finished product inventories in foreign countries and domestic finished product inventories. The Company changed its method of accounting for certain domestic inventory valued using the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) inventory valuation method, refer to "Change in Accounting Principle", within Note 1, for additional information regarding this change. The average cost of inventory is used for finished product inventories of the Company’s retail store business inventory. The Company has applied these inventory cost valuation methods consistently from year to year.
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
The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. The Company did not recognize any impairment charges for goodwill and indefinite-lived intangible assets during 2025 and 2024 and did not recognize any impairment charges for goodwill during 2023. In the third quarter of 2023, after completion of impairment testing, the Company recorded a $38.3 million impairment charge for the Sperry® trade name. Refer to Note 4, “Goodwill and Other Intangible Assets” for additional discussion of the Sperry® trade name impairment.
Environmental
The Company establishes a reserve for estimated environmental remediation costs based upon the evaluation of currently-available facts with respect to each individual affected site. The costs are recorded on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies, the Company’s commitment to a plan of action, or approval by regulatory agencies. Liabilities for estimated costs of environmental remediation are based primarily upon third-party environmental studies, other internal analysis and the extent of the contamination and the nature of required remedial actions at each site. The Company records adjustments to the estimated costs if there are changes in the scope of the required remediation activity, extent of contamination, governmental regulations or remediation technologies. Environmental costs relating to existing conditions caused by past operations that do not contribute to current or future revenues are expensed as incurred. Refer to Note 16, “Litigation and Contingencies” for additional discussion on estimated environmental remediation costs.
Assets related to potential recoveries from other responsible parties are recognized when a definitive agreement is reached and collection of cash is realizable. Recoveries of covered losses under insurance policies are recognized only when realization of the claim is deemed probable.
The Company is subject to legal proceedings and claims related to the environmental matters as described in Note 16 to the Company's Consolidated Financial Statements. The Company routinely assesses the legal and factual circumstances of each matter and the likelihood of any adverse outcomes in these matters, as well as ranges of possible losses. Assessments of lawsuits and claims can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The Company accrues an estimated liability for legal proceeding claims that are both probable and estimable and reserves may change in future periods due to new developments in each matter. For further discussion, refer to Note 16 “Litigation and Contingencies”.

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
The Company utilizes a bond matching calculation to determine the discount rate used to calculate its year-end pension liability and subsequent year pension expense. A hypothetical bond portfolio is created based on a presumed purchase of individual bonds to settle the plans' expected future benefit payments. The discount rate is the resulting yield of the hypothetical bond portfolio. The bonds selected are listed as high grade by at least two recognized ratings agency and are non-callable, currently purchasable and non-prepayable. The calculated discount rate was 5.72% at January 3, 2026, compared to 5.75% at December 28, 2024. Pension expense is also impacted by the expected long-term rate of return on plan assets, which the Company has determined to be 7.60% and 6.96% for fiscal 2025 and 2024, respectively. This rate is based on both actual historical rates of return experienced by the pension assets and the long-term rate of return of a composite portfolio of equity and fixed income securities that reflects the approximate diversification of the pension assets.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, the United Kingdom, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. At January 3, 2026 and December 28, 2024, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $248.1 million and $263.5 million, respectively, with maturities ranging up to 503 and 531 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. At January 3, 2026, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $22.5 million from their value at December 28, 2024. At December 28, 2024, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $16.5 million from their value at December 30, 2023.
Interest Rate Risk
The Company is exposed to interest rate changes primarily as a result of interest expense on any borrowings under the Revolving Facility. The Company’s total variable-rate debt was $75.0 million at January 3, 2026. As of January 3, 2026, the weighted-average interest rate on the Company’s variable-rate debt was 6.12%. Based on the level of variable-rate debt outstanding as of that date, a 100 basis point increase in the weighted-average interest rate would have increased the Company’s annual pre-tax interest expense by approximately $0.8 million. The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

Item 8.    Financial Statements and Supplementary Data

Table of Contents
Consolidated Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year
(In millions, except per share data)	2025	2024	2023
Revenue	$1,874.3	$1,755.0	$2,242.9
Cost of goods sold	987.6	977.0	1,369.0
Gross profit	886.7	778.0	873.9
Selling, general and administrative expenses	729.9	690.0	856.2
Gain on sale of businesses, trademarks and long-lived assets	—	(8.5)	(90.4)
Impairment of long-lived assets	—	9.3	185.3
Environmental and other related costs (income), net of recoveries	6.6	(10.3)	(10.4)
Operating profit (loss)	150.2	97.5	(66.8)
Other expenses:
Interest expense, net	32.8	42.7	63.5
Other expense (income), net	(4.1)	(3.3)	2.5
Total other expenses	28.7	39.4	66.0
Earnings (loss) before income taxes	121.5	58.1	(132.8)
Income tax expense (benefit)	20.5	9.3	(94.7)
Net earnings (loss)	101.0	48.8	(38.1)
Less: net earnings attributable to noncontrolling interests	5.2	3.6	0.4
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$95.8	$45.2	$(38.5)
Net earnings (loss) per share (see Note 3):
Basic	$1.14	$0.55	$(0.49)
Diluted	$1.14	$0.55	$(0.49)
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year
(In millions)	2025	2024	2023
Net earnings (loss)	$101.0	$48.8	$(38.1)
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	23.2	(17.6)	17.3
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) arising during the period, net of taxes of $(2.3), $4.4 and $(1.4)	(8.6)	12.1	(4.8)
Reclassification adjustments included in net earnings (loss), net of taxes of $0.1, $(1.2) and $(4.6)	0.2	(3.7)	(14.2)
Pension adjustments:
Net actuarial gain (loss) arising during the period, net of taxes of $1.2, $0.8 and $(2.0)	4.5	3.2	(7.5)
Amortization of prior actuarial losses, net of taxes of $(0.4), $(0.3) and $(0.2)	(1.3)	(1.4)	(0.5)
Curtailment, net of taxes of $0.5, $— and $0.3	2.0	—	0.9
Settlement, net of taxes of $0.6, $0.3 and $—	2.1	0.7	—
Other comprehensive income (loss)	22.1	(6.7)	(8.8)
Less: other comprehensive income (loss) attributable to noncontrolling interests	0.7	(1.1)	0.5
Other comprehensive income (loss) attributable to Wolverine World Wide, Inc.	21.4	(5.6)	(9.3)

Comprehensive income (loss)	123.1	42.1	(46.9)
Less: comprehensive income attributable to noncontrolling interests	5.9	2.5	0.9
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	$117.2	$39.6	$(47.8)
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In millions, except share data)	January 3, 2026	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$206.3	$152.1
Accounts receivable, less allowances of $7.0 and $8.9	162.1	209.4
Finished products, net	272.6	245.0
Raw materials and work-in-process, net	1.6	2.8
Total inventories	274.2	247.8
Prepaid expenses and other current assets	86.8	86.4
Total current assets	729.4	695.7
Property, plant and equipment, net of accumulated depreciation of $235.9 and $232.3	80.6	89.7
Lease right-of-use assets	99.9	102.1
Goodwill	431.3	424.6
Indefinite-lived intangibles	180.2	173.0
Amortizable intangibles, net	29.3	31.5
Deferred income taxes	84.1	92.1
Other assets	74.5	65.7
Total assets	$1,709.3	$1,674.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174.7	$200.9
Accrued salaries and wages	43.1	35.1
Other accrued liabilities	193.3	183.4
Lease liabilities	35.0	33.7
Current maturities of long-term debt	—	10.0
Borrowings under revolving credit agreements	75.0	70.0
Total current liabilities	521.1	533.1
Long-term debt, less current maturities	546.7	568.0
Accrued pension liabilities	56.4	71.4
Deferred income taxes	28.6	29.0
Lease liabilities, noncurrent	105.3	116.0
Other liabilities	28.1	34.8
Stockholders’ equity
Common stock – par value $1, authorized 320,000,000 shares; 115,472,632, and 113,721,605 shares issued	115.5	113.7
Additional paid-in capital	406.8	382.7
Retained earnings	917.2	855.1
Accumulated other comprehensive loss	(126.4)	(147.8)
Cost of shares in treasury; 34,285,955, and 33,392,585 shares	(905.1)	(890.8)
Total Wolverine World Wide, Inc. stockholders’ equity	408.0	312.9
Noncontrolling interest	15.1	9.2
Total stockholders’ equity	423.1	322.1
Total liabilities and stockholders’ equity	$1,709.3	$1,674.4
See accompanying notes to consolidated financial statements.

Can WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Year
(In millions)	2025	2024	2023
OPERATING ACTIVITIES
Net earnings (loss)	$101.0	$48.8	$(38.1)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	25.9	26.2	35.1
Deferred income taxes	8.0	20.6	(95.5)
Stock-based compensation expense	24.4	19.1	15.2
Pension and SERP expense	(1.0)	0.2	0.7
Impairment of long-lived assets	—	9.3	185.3
Environmental and other related costs	(14.5)	(13.3)	(55.1)
Gain on sale of businesses, trademarks and long-lived assets	—	(8.5)	(90.4)
Other	(12.6)	(8.4)	(2.0)
Changes in operating assets and liabilities:
Accounts receivable	54.2	16.7	2.8
Inventories	(20.9)	130.6	285.1
Other operating assets	(17.8)	(5.6)	(16.8)
Accounts payable	(30.0)	(3.4)	(65.6)
Income taxes	—	(4.3)	(2.3)
Other operating liabilities	23.3	(47.9)	(36.6)
Net cash provided by operating activities	140.0	180.1	121.8
INVESTING ACTIVITIES
Additions to property, plant and equipment	(14.5)	(20.2)	(14.6)
Proceeds from sale of businesses, intangible assets and other assets, net of cash disposed of	—	102.4	188.9
Proceeds from company-owned life insurance policy liquidations	2.2	7.9	—
Other	(1.6)	(3.3)	(2.7)
Net cash provided by (used in) investing activities	(13.9)	86.8	171.6
FINANCING ACTIVITIES
Payments under revolving credit agreements	(486.0)	(619.0)	(743.0)
Borrowings under revolving credit agreements	491.0	384.0	623.0
Proceeds from company-owned life insurance policies	—	7.0	—
Payments on long-term debt	(32.5)	(39.2)	(118.3)
Payments of debt issuance and debt extinguishment costs	(3.9)	—	(0.9)
Cash dividends paid	(33.3)	(32.5)	(32.6)
Purchase of common stock for treasury	(14.5)	—	—
Employee taxes paid under stock-based compensation plans	(10.7)	(2.6)	(5.8)
Proceeds from the exercise of stock options	12.2	3.1	0.1
Contributions from noncontrolling interests	—	—	31.2
Net cash used in financing activities	(77.7)	(299.2)	(246.3)
Effect of foreign exchange rate changes	5.8	(0.2)	2.0
Increase (decrease) in cash and cash equivalents	54.2	(32.5)	49.1
Cash and cash equivalents at beginning of the year	152.1	184.6	135.5
Cash and cash equivalents at end of the year	$206.3	$152.1	$184.6
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows – continued

	Fiscal Year
(In millions)	2025	2024	2023
OTHER CASH FLOW INFORMATION
Interest paid	$33.5	$44.1	$63.5
Net income taxes paid	25.4	20.0	27.0
NON-CASH INVESTING AND FINANCING ACTIVITY
Additions to property, plant and equipment not yet paid	—	1.3	0.3

Net income taxes paid (refunded):

Fiscal Year
(In millions)[1]	2025
Federal	$11.7
State	(0.2)
Foreign:
Argentina	1.9
Canada	2.2
China	2.8
Other foreign jurisdictions	7.0
Total	$25.4
1 Disaggregated in accordance with ASU 2023-09, which the Company adopted prospectively in 2025.

See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2022	$112.2	$325.4	$907.2	$(132.9)	$(891.3)	$18.4	$339.0
Cumulative effect of change in accounting principle (See Note 1)			7.2				7.2
Balance at December 31, 2022	112.2	325.4	914.4	(132.9)	(891.3)	18.4	346.2
Net earnings (loss)			(38.5)			0.4	(38.1)
Other comprehensive income (loss)				(9.3)		0.5	(8.8)
Shares issued, net of shares forfeited under stock incentive plans (745,662 shares)	0.8	(6.7)					(5.9)
Shares issued for stock options exercised, net (6,042 shares)	—	0.1					0.1
Stock-based compensation expense		15.2					15.2
Cash dividends declared ($0.40 per share)			(32.8)				(32.8)
Issuance of treasury shares (9,924 shares)		(0.1)			0.3		0.2
Capital contribution from noncontrolling interests		30.1				2.1	32.2
Balance at December 30, 2023	$113.0	$364.0	$843.1	$(142.2)	$(891.0)	$21.4	$308.3
Net earnings			45.2			3.6	48.8
Other comprehensive loss				(5.6)		(1.1)	(6.7)
Shares issued, net of shares forfeited under stock incentive plans (579,868 shares)	0.5	(3.1)					(2.6)
Shares issued for stock options exercised, net (187,955 shares)	0.2	2.9					3.1
Stock-based compensation expense		19.1					19.1
Cash dividends declared ($0.40 per share)			(33.2)				(33.2)
Issuance of treasury shares (10,695 shares)		(0.2)			0.2		—
Divestiture						(14.7)	(14.7)
Balance at December 28, 2024	$113.7	$382.7	$855.1	$(147.8)	$(890.8)	$9.2	$322.1
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity – continued

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 28, 2024	$113.7	$382.7	$855.1	$(147.8)	$(890.8)	$9.2	$322.1
Net earnings			95.8			5.2	101.0
Other comprehensive income				21.4		0.7	22.1
Shares issued, net of shares forfeited under stock incentive plans (1,033,494 shares)	1.1	(11.6)					(10.5)
Shares issued for stock options exercised, net (717,533 shares)	0.7	11.3					12.0
Stock-based compensation expense		24.4					24.4
Cash dividends declared ($0.40 per share)			(33.7)				(33.7)
Issuance of treasury shares (6,630 shares)		—			0.2		0.2
Purchase of common stock for treasury (900,000 shares)					(14.5)		(14.5)
Balance at January 3, 2026	$115.5	$406.8	$917.2	$(126.4)	$(905.1)	$15.1	$423.1
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years 2025, 2024 and 2023
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
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal year 2025 had 53 weeks, while 2024 and 2023 each had 52 weeks.
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
Advertising Costs
Advertising costs are expensed as incurred, except for certain materials that are expensed the first time that the advertising takes place. Advertising expenses were $158.1 million, $140.3 million and $169.3 million for fiscal years 2025, 2024 and 2023, respectively. Prepaid advertising totaled $4.7 million and $1.3 million as of January 3, 2026 and December 28, 2024, respectively.
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
Inventories
The Company values its inventory at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method for all raw materials, work-in-process and finished product inventories in foreign countries and domestic finished product inventories. The Company changed its method of accounting for certain domestic inventory valued using the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) inventory valuation method, refer to "Change in Accounting Principle" below for additional information regarding this change. The average cost of inventory is used for finished product inventories of the Company’s retail store business inventory. The Company has applied these inventory cost valuation methods consistently from year to year.
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
The Company recognizes a lease liability in current and noncurrent liabilities equal to the present value of the fixed future lease payments using an incremental borrowing rate as of the commencement date of each lease. The incremental borrowing rate is based on an interest rate that the Company would normally pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments. The Company also recognizes a right-of-use asset, which is equal to the lease liability as of January 3, 2026 adjusted for the remaining balance of accrued rent and unamortized lease incentives.
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
Derivatives
The Company follows FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"), which requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company does not hold or issue financial instruments for trading purposes. Refer to Note 10 for further discussion regarding the Company's derivative arrangements and derivative accounting.
Goodwill and Other Intangible Assets
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the asset or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment amount to be recognized is the amount by which the carrying amount of the assets exceeds their fair value.
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
The Company incurred $3.2 million in 2024 and $37.3 million in 2023 in non-cash impairment charges on certain Corporate U.S., U.K. and Canada office long-lived property, plant and equipment and right-of-use assets, to adjust the carrying amount of the assets to estimated fair value. The impairment charges primarily resulted from divestiture activities and consolidation of corporate office space. Fair value was estimated based on the discounted cash flows of estimated rental income from subleases net of estimated expenses.
In 2023, the Company incurred $1.9 million in non-cash impairment charges on certain Sperry® retail store assets where the estimated future cash flows did not support the net book value of the assets.
The following table provides details related to asset impairment charges recorded:

(In millions)	January 3, 2026	December 28, 2024	December 30, 2023
Lease right-of-use assets impairment	$—	$5.9	$28.6
Property, plant and equipment impairment	—	3.4	10.6
Indefinite-lived trade name impairment (1)	—	—	38.3
Held for sale impairment of carrying value (2)	—	—	96.8
Impairment of Sperry® assets not sold (2)	—	—	11.0
Total impairment of long-lived assets	$—	$9.3	$185.3
(1)See Note 4 for information related to the Indefinite-lived trade name impairment charge recorded in fiscal 2023.
(2)See Note 18 for information related to the held for sale carrying value impairment charge and impairment charge of Sperry® assets not sold recorded in fiscal 2023.
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
The Company is subject to legal proceedings and claims related to the environmental matters described in Note 16. The Company routinely assesses the legal and factual circumstances of each matter and the likelihood of any adverse outcomes in these matters, as well as ranges of possible losses. Assessments of lawsuits and claims can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The Company accrues an estimated liability for legal proceeding claims that are both probable and estimable and reserves may change in future periods due to new developments in each matter. For further discussion, refer to Note 16.
Retirement Benefits
The determination of the obligation and expense for retirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets, mortality rates and rates of increase in compensation. These assumptions are reviewed with the Company’s actuaries and updated annually based on relevant external and internal factors and information, including, but not limited to, long-term expected asset returns, rates of termination, regulatory requirements and plan changes. See Note 12 for additional information. The Company has elected to measure its defined benefit plan assets and obligations as of December 31 of each year, regardless of the Company's actual fiscal year end date, which is the Saturday nearest to December 31.
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
Foreign Currency
For most of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for each period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the consolidated statements of operations and were not material for fiscal years 2025, 2024 and 2023.
Change in Accounting Principle
During the third quarter of 2025, the Company changed its method of accounting for certain domestic inventory valued using the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) inventory valuation method. Inventory valued under the LIFO method represented approximately 23.0% and 23.8% of the Company’s total inventories as of December 28, 2024 and December 30, 2023, respectively. This change in accounting principle is preferable because it more closely resembles the physical flow of inventory, aligns with how the Company internally manages the business, conforms all of the Company’s distribution warehouse inventory to the FIFO method of accounting, and improves comparability with the Company’s peers. Additionally, the Company intends to make a change from LIFO to FIFO for our tax provision in accordance with IRS rules and regulations.
The Company applied this change in inventory costing method by retrospectively adjusting its historical financial statements. The tables below illustrate the impacts for the fiscal year 2025 and historical financial statement line items within the accompanying financial statements that were adjusted as a result of the retrospective application:

	Fiscal Year 2025			Fiscal Year 2024
(In millions, except share data)	As Computed under LIFO	Effect of Change	As Reported	As Originally Reported	Effect of Change	As Adjusted
Consolidated Statement of Operations and Comprehensive Income (Loss)
Cost of goods sold	$992.7	$(5.1)	987.6	$973.5	$3.5	$977.0
Earnings (loss) before income taxes	116.4	5.1	121.5	61.6	(3.5)	58.1
Income tax expense (benefit)	19.3	1.2	20.5	10.1	(0.8)	9.3
Net earnings (loss)	97.1	3.9	101.0	51.5	(2.7)	48.8
Net earnings (loss) attributable to Wolverine World Wide, Inc.	91.9	3.9	95.8	47.9	(2.7)	45.2
Comprehensive income (loss)	119.2	3.9	123.1	44.8	(2.7)	42.1
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	113.3	3.9	117.2	42.3	(2.7)	39.6

Net earnings (loss) per share:
Basic	$1.09	$0.05	1.14	$0.58	$(0.03)	$0.55
Diluted	$1.09	$0.05	1.14	$0.58	$(0.03)	$0.55

	Fiscal Year 2023
(In millions, except share data)	As Originally Reported	Effect of Change	As Adjusted
Consolidated Statement of Operations and Comprehensive Income (Loss)
Cost of goods sold	$1,370.4	$(1.4)	$1,369.0
Earnings (loss) before income taxes	(134.2)	1.4	(132.8)
Income tax expense (benefit)	(95.0)	0.3	(94.7)
Net earnings (loss)	(39.2)	1.1	(38.1)
Net earnings (loss) attributable to Wolverine World Wide, Inc.	(39.6)	1.1	(38.5)
Comprehensive income (loss)	(48.0)	1.1	(46.9)
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	(48.9)	1.1	(47.8)

Net earnings (loss) per share:
Basic	$(0.51)	$0.02	$(0.49)
Diluted	$(0.51)	$0.02	$(0.49)

	January 3, 2026			December 28, 2024
(In millions)	As Computed under LIFO	Effect of Change	As Reported	As Originally Reported	Effect of Change	As Adjusted
Consolidated Balance Sheets
Finished products, net	$260.3	$12.3	$272.6	$237.8	$7.2	$245.0
Deferred income taxes	86.9	(2.8)	84.1	93.7	(1.6)	92.1
Retained earnings	907.7	9.5	917.2	849.5	5.6	855.1

	Fiscal Year 2025			Fiscal Year 2024
(In millions)	As Computed under LIFO	Effect of Change	As Reported	As Originally Reported	Effect of Change	As Adjusted
Consolidated Statement of Cash Flows
Net earnings (loss)	$97.1	$3.9	$101.0	$51.5	$(2.7)	$48.8
Deferred income taxes	6.8	1.2	8.0	21.4	(0.8)	20.6
Inventories	(15.8)	(5.1)	(20.9)	127.1	3.5	130.6

	Fiscal Year 2023
(In millions)	As Originally Reported	Effect of Change	As Adjusted
Consolidated Statement of Cash Flows
Net earnings (loss)	$(39.2)	$1.1	$(38.1)
Deferred income taxes	(95.8)	0.3	(95.5)
Inventories	286.5	(1.4)	285.1
2.NEW ACCOUNTING STANDARDS
The FASB has issued the following Accounting Standards Update (“ASU”) that the Company has adopted. The following is a summary of the new standard.

Standard	Description	Effect on the Financial Statements
ASU 2023-09, Improvements to Income Tax Disclosures	Requires annual disclosures of prescribed standard categories for the components of the effective tax rate reconciliation and disclosure of income taxes paid disaggregated by jurisdiction.	The Company has adopted ASU 2023-09 for the year-ended January 3, 2026 and applied it prospectively. Refer to Note 13, Income Taxes.

The FASB has issued the following ASUs that the Company has not yet adopted. The following is a summary of the new standards and anticipated impact of adopting these new standards.

Standard	Description	Effect on the Financial Statements
ASU 2024-03, Disaggregation of Income Statement Expenses	Requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software	Modernizes the accounting for software costs with how software is developed today, clarifies when to begin capitalizing costs and enhances disclosure requirements. The ASU is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.
3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(In millions, except per share data)	2025	2024	2023
Numerator:
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$95.8	$45.2	$(38.5)
Less: net earnings attributed to participating share-based awards	(2.7)	(1.6)	(0.7)
Net earnings (loss) used to calculate earnings per share	$93.1	$43.6	$(39.2)
Denominator:
Weighted average shares outstanding	81.2	80.0	79.4
Effect of dilutive share-based awards	0.5	—	—
Shares used to calculate diluted earnings per share	81.7	80.0	79.4
Net earnings (loss) per share:
Basic	$1.14	$0.55	$(0.49)
Diluted	$1.14	$0.55	$(0.49)
For fiscal years 2025, 2024 and 2023, 185,601, 1,592,297 and 2,022,676 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
The Company has 2,000,000 authorized shares of $1 par value preferred stock, none of which was issued or outstanding as of January 3, 2026 or December 28, 2024. The Company has designated 150,000 shares of preferred stock as Series A junior participating preferred stock and 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance.
The Company repurchased $14.5 million of Company common stock in fiscal year 2025 under stock repurchase plans and did not repurchase Company common stock in fiscal years 2024 or 2023. In addition to the stock repurchase program activity, the Company acquired $10.7 million, $2.6 million and $5.8 million of Company common stock in fiscal years 2025, 2024 and 2023, respectively, in connection with employee transactions related to stock incentive plans.
On March 7, 2024, the Company's Board of Directors approved a common stock repurchase program that authorized the repurchase of $150.0 million of common stock over a three-year period.

4.GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are as follows:

	Fiscal Year
(In millions)	2025	2024
Goodwill balance at beginning of the year	$424.6	$427.1
Foreign currency translation effects	6.7	(2.5)
Goodwill balance at end of the year	$431.3	$424.6
Goodwill balances are net of accumulated impairment charges. Accumulated impairment charges were $48.4 million as of January 3, 2026 and December 28, 2024, and are related to the Sweaty Betty® reporting unit, which is part of the Active Group reportable segment.
The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. The Company did not recognize any impairment charges for goodwill and indefinite-lived intangible assets during 2025 and 2024 and did not recognize any impairment charges for goodwill during 2023. The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $180.2 million and $173.0 million as of January 3, 2026 and December 28, 2024, respectively. In the third quarter of 2023, due to the continued lower current year performance of the Sperry® brand, the Company determined that a triggering event had occurred requiring impairment testing of the Sperry® trade name. Based on the results of the impairment testing, the Company recognized impairment charges of $38.3 million to the Sperry® trade name. The impairment charge was due to reductions in future cash flow assumptions mainly due to decreases in anticipated future performance and an increase in the discount rate used in the valuation.
For the Sweaty Betty® reporting unit included in the fiscal 2025 annual impairment test, the estimated fair value of the reporting unit exceeded the carrying value by 16%. The Sweaty Betty® trade name was valued using the income approach, specifically the multi-period excess earnings method. The key assumptions used in the valuations were revenue growth, EBITDA margin, and the discount rate. Although the Company believes the estimates and assumptions used in the valuations were appropriate, it is possible assumptions could change in future periods. The risk of future impairment to the Sweaty Betty® trade name and Sweaty Betty® goodwill depend on assumptions used in the determination of the trade name's and reporting unit's fair value, such as revenue growth, EBITDA margin, taxes, depreciation and amortization margin, discount rate, and assumed tax rate, or if macroeconomic conditions deteriorate and adversely affect the values of the Company's Sweaty Betty® trade name and the Sweaty Betty® reporting unit. A future impairment charge of the Sweaty Betty® trade name and the Sweaty Betty® reporting unit goodwill could have an adverse material effect on the Company's consolidated financial results. The carrying values of the Company’s Sweaty Betty® trade name indefinite-lived intangible asset and the Sweaty Betty® reporting unit goodwill were $105.4 million and $56.2 million, respectively, as of January 3, 2026.
Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives. The combined gross carrying values and accumulated amortization for these amortizable intangibles are as follows:

	January 3, 2026
(In millions)	Gross carrying value	Accumulated amortization	Net	Average remaining life (years)
Customer relationships	$60.7	$35.4	$25.3	8
Other	21.1	17.1	4.0	3
Total	$81.8	$52.5	$29.3

	December 28, 2024
(In millions)	Gross carrying value	Accumulated amortization	Net	Average remaining life (years)
Customer relationships	$58.8	$31.2	$27.6	9
Other	23.1	19.2	3.9	3
Total	$81.9	$50.4	$31.5

Amortization expense for these amortizable intangible assets was $4.8 million, $4.8 million and $7.2 million for fiscal years 2025, 2024 and 2023, respectively. Estimated aggregate amortization expense for such intangibles for the fiscal years subsequent to January 3, 2026 is as follows:

(In millions)	2026	2027	2028	2029	2030
Amortization expense	$4.7	$4.4	$4.2	$3.8	$3.4
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
The proceeds of the RPA are classified as operating activities in the Company's Consolidated Statement of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $566.4 million and $451.7 million in fiscal years 2025 and 2024, respectively, and total cash collections under the RPA were $566.4 million and $433.3 million in fiscal years 2025 and 2024, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
As of the fiscal years ended January 3, 2026 and December 28, 2024, the amount sold to the Purchasers was $112.4 million and $112.4 million, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Rockford ARS maintains a certain level of unsold receivables, which was $47.9 million and $64.9 million as of the fiscal years ended January 3, 2026 and December 28, 2024, respectively.
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

	Fiscal Year
(in millions)	2025	2024	2023
Active Group:
Wholesale	$977.8	$815.7	$999.1
Direct-to-consumer	430.0	430.4	440.0
Total	1,407.8	1,246.1	1,439.1
Work Group:
Wholesale	381.0	409.9	428.6
Direct-to-consumer	41.2	45.4	52.0
Total	422.2	455.3	480.6
Other:
Wholesale	40.0	45.5	232.8
Direct-to-consumer	4.3	8.1	90.4
Total	44.3	53.6	323.2
Total revenue	$1,874.3	$1,755.0	$2,242.9

The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company was due $29.9 million of remaining fixed transaction price under its license agreements as of January 3, 2026, which it expects to recognize per the terms of its contracts over the course of time through December 2028. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
Reserves for Variable Consideration
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during fiscal years 2025 and 2024 related to the Company’s contract liabilities was nominal.
The Company’s contract balances are as follows:

(In millions)	January 3, 2026	December 28, 2024
Product returns reserve	$11.8	$12.2
Other sales incentives reserve	3.0	4.1
Customer rebates liability	12.7	10.4
Customer advances liability	5.6	7.5
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
Product Returns
Consistent with industry practice, the Company offers limited product return rights for various return scenarios. The Company estimates the amount of product sales that may be returned by customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, and an offsetting increase to other accrued liabilities on the consolidated balance sheets. The Company believes there is sufficient current and historical information to record an estimate of the expected value of product returns although actual returns could differ from recorded amounts. The estimated cost of inventory for product returns is recorded in prepaid expenses and other current assets on the consolidated balance sheets. The estimated cost of inventory for product returns was $4.4 million and $4.4 million at January 3, 2026 and December 28, 2024, respectively.
Other Sales Incentives
The Company accrues for other sales incentives for certain customers which includes reserves for customer allowances for volume purchases or purchases that satisfy other criteria and for customer markdowns in connection with commitments to sell products at prices lower than the list price. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and a reduction to trade receivables, net on the consolidated balance sheets depending on the nature of the item.
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

7.DEBT
Total debt consists of the following obligations:

(In millions)	January 3, 2026	December 28, 2024
Term Facility	$—	$32.5
Senior Notes, 4.000% interest, due August 15, 2029	550.0	550.0
Borrowings under revolving credit agreements	75.0	70.0
Unamortized deferred financing costs	(3.3)	(4.5)
Total debt	$621.7	$648.0
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
The Revolving Facility also includes a $75.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Facility (or the prior revolving credit facility, as applicable) of $14.5 million and $6.0 million as of January 3, 2026 and December 28, 2024, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Facility.
Loans under the Revolving Facility bear interest at a variable rate equal to either (i) the applicable base rate or (ii) the Secured Overnight Financing Rate (“SOFR”), plus in each case an interest margin determined by the Company’s net total leverage ratio, with a range of base rate margins from 0.250% to 1.250%, and a range of SOFR margins from 1.250% to 2.250%. At January 3, 2026, the Revolving Facility had a weighted-average interest rate of 6.12%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Revolving Facility also contain certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Revolving Facility requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Revolving Facility). As of January 3, 2026, the Company was in compliance with all covenants and performance ratios under the Revolving Facility.
The Company’s $550.0 million 4.000% senior notes issued on August 26, 2021 are due on August 15, 2029. Related interest payments are due semi-annually. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company included in interest expense the amortization of deferred financing costs of $2.7 million, $2.6 million, and $2.2 million in fiscal years 2025, 2024 and 2023 respectively.
Annual maturities of debt for the fiscal years subsequent to January 3, 2026 are as follows:

(In millions)	2026	2027	2028	2029	2030	Thereafter
Annual maturities of debt	$75.0	$—	$—	$550.0	$—	$—

8.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

(In millions)	January 3, 2026	December 28, 2024
Land	$0.6	$0.6
Buildings and leasehold improvements	109.2	96.0
Furniture, fixtures and equipment	115.6	150.5
Software	91.1	74.9
Gross cost	316.5	322.0
Less: accumulated depreciation	235.9	232.3
Property, plant and equipment, net	$80.6	$89.7
Depreciation expense was $21.1 million, $21.4 million and $27.7 million for fiscal years 2025, 2024 and 2023, respectively.
9.LEASES
The following is a summary of the Company’s lease cost.

	Fiscal Year
(In millions)	2025	2024
Operating lease cost	$31.3	$32.0
Variable lease cost	11.8	11.3
Short-term lease cost	0.6	1.8
Sublease income	(8.9)	(6.7)
Total lease cost	$34.8	$38.4
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Fiscal Year
(In millions)	2025	2024
Cash paid for operating lease liabilities	$42.8	$44.4
Operating lease assets obtained in exchange for lease liabilities	16.7	16.2
The weighted-average discount rate for operating leases as of January 3, 2026 was 5.7%. The weighted-average remaining lease term for operating leases as of January 3, 2026 was 6.6 years. Future undiscounted cash flows for operating leases for the fiscal periods subsequent to January 3, 2026 are as follows:

(In millions)	Operating Leases
2026	$35.0
2027	29.5
2028	24.6
2029	21.1
2030	18.5
Thereafter	40.2
Total future payments	168.9
Less: imputed interest	28.6
Recognized lease liability	$140.3
The Company did not enter into any real estate leases with commencement dates subsequent to January 3, 2026.
10.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 503 days and 531 days as of January 3, 2026 and December 28, 2024, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity.
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

The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	January 3, 2026	December 28, 2024
Foreign exchange hedge contracts	$248.1	$263.5
Interest rate swap	—	16.7
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	January 3, 2026	December 28, 2024
Financial assets:
Foreign exchange hedge contracts	$0.1	$9.1
Interest rate swap	—	0.2
Financial liabilities:
Foreign exchange hedge contracts	$(6.0)	$(0.7)
Foreign exchange hedge contract financial assets are recorded to prepaid expenses and other current assets and financial liabilities are recorded to other accrued liabilities on the consolidated balance sheets. Interest rate swap financial assets are recorded to other assets on the consolidated balance sheets.
11.STOCK-BASED COMPENSATION
The Company recognized stock-based compensation expense of $24.4 million, $19.1 million and $15.2 million and related income tax benefits of $4.8 million, $3.7 million and $2.9 million for grants under its stock-based compensation plans in the statements of operations for fiscal years 2025, 2024 and 2023, respectively.
As of January 3, 2026, the Company had 4,790,839 stock incentive units (stock options, stock appreciation rights, restricted stock, restricted stock units and common stock) available for issuance under the Stock Incentive Plan of 2024 ("Stock Plan"). Each stock option or stock appreciation right granted counts as 1.0 stock incentive unit. Stock options granted under the Stock Plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date and generally vest over three years. All other awards granted, including Restricted Awards and Performance Awards, count as 1.0 stock incentive units for each share, restricted share or restricted stock unit granted. Restricted Awards issued under the Stock Plan are subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment. These restrictions typically lapse over a three-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted awards provide for accelerated vesting under various scenarios, including retirement, death and disability, and upon a change in control of the Company. Awards issued to employees that meet the specified retirement age and service requirements are vested upon the employee's retirement in accordance with plan provisions and the applicable award agreements issued under the Stock Plan. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued shares or treasury shares.
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
Restricted Awards and Performance Awards
A summary of the unvested Restricted Awards and Performance Awards is as follows:

	Restricted Awards	Weighted- Average Grant Date Fair Value	Performance Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	1,516,478	$28.95	774,654	$34.14
Granted	1,678,585	13.66	686,294	14.82
Vested	(760,333)	28.49	(186,407)	33.88
Forfeited	(494,426)	21.71	(134,237)	26.92
Unvested at December 30, 2023	1,940,304	$17.23	1,140,304	$23.78
Granted	1,961,114	8.89	1,293,404	13.21
Vested	(781,487)	17.83	(57,529)	36.68
Forfeited	(351,036)	14.01	(263,893)	16.85
Unvested at December 28, 2024	2,768,895	$11.32	2,112,286	$18.72
Granted	801,891	20.36	421,475	22.19
Vested	(1,331,678)	12.50	(218,758)	28.05
Forfeited	(193,012)	13.64	(188,956)	13.06
Unvested at January 3, 2026	2,046,096	$13.96	2,126,047	$13.20
As of January 3, 2026, there was $14.8 million of unrecognized compensation expense related to unvested Restricted Awards, which is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of Restricted Awards vested during the year ended January 3, 2026 was $27.1 million. As of December 28, 2024, there was $17.0 million of unrecognized compensation expense related to unvested Restricted Awards, which was expected to be recognized over a weighted-average period of 1.2 years. The total fair value of Restricted Awards vested during the year ended December 28, 2024 was $8.5 million. As of December 30, 2023, there was $19.0 million of unrecognized compensation expense related to unvested Restricted Awards, which was expected to be recognized over a weighted-average period of 1.5 years. The total fair value of Restricted Awards vested during the year ended December 30, 2023 was $11.1 million.
As of January 3, 2026, there was $9.8 million of unrecognized compensation expense related to unvested Performance Awards, which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of Performance Awards vested during the year ended January 3, 2026 was $4.6 million. As of December 28, 2024, there was $8.2 million of unrecognized compensation expense related to unvested Performance Awards, which was expected to be recognized over a weighted-average period of 1.7 years. The total fair value of Performance Awards vested during the year ended December 28, 2024 was $0.5 million. As of December 30, 2023, there was $5.0 million of unrecognized compensation expense related to unvested Performance Awards, which was expected to be recognized over a weighted-average period of 1.7 years. The total fair value of Performance Awards vested during the year ended December 30, 2023 was $5.7 million.

Stock Options
A summary of the stock option transactions is as follows:

	Shares Under Option	Weighted-Average Grant Date Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2022	2,333,410	$22.43	2.4	$—
Exercised	(6,042)	16.51
Canceled	(366,352)	21.81
Outstanding at December 30, 2023	1,961,016	$22.56	1.7	$—
Exercised	(187,955)	16.51
Canceled	(442,532)	27.60
Outstanding at December 28, 2024	1,330,529	$21.74	1.0	$4.2
Exercised	(717,533)	16.94
Canceled	(459,334)	28.56
Outstanding and exercisable at January 3, 2026	153,662	$23.68	1.5	$—
The total pretax intrinsic value of stock options exercised during fiscal years 2025, 2024 and 2023 was $8.2 million, $0.9 million and $0.0 million, respectively. There was no unrecognized compensation expense related to stock option grants as of January 3, 2026 and as of December 28, 2024.
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price as of each fiscal year end, which would have been received by the option holders had all option holders exercised options, where the market price of the Company's stock was above the strike price ("in-the-money"), as of that date. As of January 3, 2026, 11,088 outstanding options were exercisable and in-the-money. There were 750,351 in-the-money options exercisable as of December 28, 2024. The Company’s closing stock price was $18.21 per share as of January 3, 2026 and $22.48 per share as of December 28, 2024.
12.RETIREMENT PLANS
The Company has one non-contributory, defined benefit pension plan that provides retirement benefits to certain of its domestic employees. The Company’s defined benefit pension plan, which is closed to new participants and no longer accrues future benefits, provides benefits based on the employee’s years of service and final average earnings.
The Company has a Supplemental Executive Retirement Plan (the “SERP”) for certain current and former employees that entitles a participating employee to receive payments from the Company following retirement based on the employee’s years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company maintains life insurance policies with a cash surrender value of $35.3 million at January 3, 2026 and $42.3 million at December 28, 2024 recognized as other assets on the consolidated balance sheets that are intended to partially fund deferred compensation benefits under the SERP.
The Company has two defined contribution 401(k) plans covering substantially all domestic employees that provide for discretionary Company contributions based on the amount of participant deferrals. The Company recognized expense for its contributions to the defined contribution plans of $4.4 million, $4.0 million and $4.9 million in fiscal years 2025, 2024 and 2023, respectively.
The Company also has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $1.7 million, $1.4 million and $1.6 million in fiscal years 2025, 2024 and 2023, respectively.

The following summarizes the status of and changes in the Company’s assets and related obligations for its pension plans (which include the Company’s defined benefit pension plan and the SERP) for the fiscal years 2025 and 2024:

	Fiscal Year
(In millions)	2025	2024
Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$303.4	$345.2
Service cost pertaining to benefits earned during the year	2.0	2.8
Interest cost on projected benefit obligations	16.3	17.8
Actuarial loss (gain)	4.1	(22.3)
Benefits paid to plan participants	(20.7)	(31.0)
Curtailment	(5.6)	—
Settlement	(60.0)	(9.1)
Projected benefit obligations at end of the year	$239.5	$303.4
Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$227.9	$262.7
Actual return on plan assets	27.0	1.2
Company contributions - SERP	4.5	4.1
Benefits paid to plan participants	(20.7)	(31.0)
Settlement	(60.0)	(9.1)
Fair value of pension assets at end of the year	$178.7	$227.9
Funded status	$(60.8)	$(75.5)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(4.4)	$(4.1)
Accrued pension liabilities	(56.4)	(71.4)
Funded status of qualified defined benefit plans and SERP	$(60.8)	$(75.5)
Unrecognized net actuarial gain (loss) recognized in accumulated other comprehensive income was $1.7 million and $(7.6) million, and amounts net of tax were $1.0 million and $(6.3) million, as of January 3, 2026 and December 28, 2024, respectively. The accumulated benefit obligations for the defined benefit pension plan and the SERP were $236.7 million at January 3, 2026 and $294.0 million at December 28, 2024. The decrease in benefit obligation for fiscal 2025 was the result of benefits paid to plan participants and benefit obligation settlement. There are no actuarial losses included in accumulated other comprehensive loss that will be recognized in net periodic pension income during fiscal 2026.
The following is a summary of net pension and SERP expense recognized by the Company:

	Fiscal Year
(In millions)	2025	2024	2023
Service cost pertaining to benefits earned during the year	$2.0	$2.8	$3.1
Interest cost on projected benefit obligations	16.3	17.8	17.8
Expected return on pension assets	(17.1)	(19.6)	(18.5)
Net amortization gain	(1.7)	(1.7)	(0.7)
Curtailment	(3.2)	—	(1.0)
Settlement	2.7	0.9	—
Net pension expense (income)	$(1.0)	$0.2	$0.7
Less: SERP expense	4.5	4.1	3.9
Qualified defined benefit pension plans income	$(5.5)	$(3.9)	$(3.2)
The non-service cost components of net pension expense is recorded in the Other expense (income), net line item on the consolidated statements of operations and comprehensive income.

The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company’s pension and post-retirement plans are as follows:

	Fiscal Year
	2025	2024
Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	5.72%	5.75%
Rate of compensation increase - pension	4.32%	4.31%
Rate of compensation increase - SERP	7.00%	7.00%
Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	5.75%	5.30%
Expected long-term rate of return on plan assets	7.60%	6.96%
Rate of compensation increase - pension	4.31%	4.09%
Rate of compensation increase - SERP	7.00%	7.00%
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
The long-term rate of return is based on overall market expectations for a balanced portfolio with an asset mix similar to the Company’s, utilizing historic returns for broad market and fixed income indices. The Company’s investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. The target investment allocations as of January 3, 2026 were 54% in equity securities and 46% in fixed income securities. Within the equity and fixed income classifications, the investments are diversified. The Company’s asset allocations by asset category and fair value measurement are as follows:

	Total Plan	Fair Value Measurements
(In millions)	Assets	Level 1	Level 2	Level 3
January 3, 2026
Plan Assets
Equity securities	$87.6	$87.6	$—	$—
Fixed income securities	9.3	9.3	—	—
Cash	4.2	4.2	—	—
Total plan assets in the fair value hierarchy	$101.1	$101.1	$—	$—
Plan assets measured at net asset value[1]
Cash equivalents	$36.4
Fixed income securities	39.8
Alternative investments	1.4
Total plan assets measured at net asset value	$77.6
Total plan assets	$178.7
1In accordance with ASC 820, Fair Value Measurement (“ASC 820”), certain investments are measured at fair value using the net asset value per share as a practical expedient. These assets have not been classified in the fair value hierarchy.

	Total Plan	Fair Value Measurements
(In millions)	Assets	Level 1	Level 2	Level 3
December 28, 2024
Plan Assets
Equity securities	$104.8	$104.8	$—	$—
Fixed income securities	11.7	11.7	—	—
Cash	4.5	4.5	—	—
Total plan assets in the fair value hierarchy	$121.0	$121.0	$—	$—
Plan assets measured at net asset value[1]
Cash equivalents	$37.4
Fixed income securities	67.9
Alternative investments	1.6
Total plan assets measured at net asset value	$106.9
Total plan assets	$227.9
1In accordance with ASC 820, Fair Value Measurement (“ASC 820”), certain investments are measured at fair value using the net asset value per share as a practical expedient. These assets have not been classified in the fair value hierarchy.
The Company does not expect to make any contributions to its qualified defined benefit pension plans in fiscal 2026 and expects to make $4.4 million in contributions to the SERP in fiscal 2026.
Expected benefit payments for the fiscal years subsequent to January 3, 2026 are as follows:

(In millions)	2026	2027	2028	2029	2030	2031-2035
Expected benefit payments	$14.5	$14.8	$15.2	$15.6	$15.9	$84.6
13.INCOME TAXES
The geographic components of earnings (loss) before income taxes are as follows:

	Fiscal Year
(In millions)	2025	2024	2023
United States	$71.7	$10.3	$(113.8)
Foreign	49.8	47.8	(19.0)
Earnings (loss) before income taxes	$121.5	$58.1	$(132.8)
The provisions for income tax expense (benefit) consist of the following:

	Fiscal Year
(In millions)	2025	2024	2023
Current expense:
Federal	$6.6	$10.1	$(0.6)
State	0.7	0.2	(1.7)
Foreign	3.4	3.4	1.3
Deferred expense (benefit):
Federal	7.3	(4.7)	(88.2)
State	0.8	0.2	0.1
Foreign	1.7	0.1	(5.6)
Income tax expense (benefit)	$20.5	$9.3	$(94.7)

A reconciliation of the Company’s total income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

	Fiscal Year
	2025
(In millions) [1]	Amount	Percent
Income taxes at U.S. statutory rate of 21%	$25.5	21.0%
State and local income taxes, net of federal income tax [2]	1.5	1.2%
Foreign tax effects
Hong Kong
Statutory tax rate difference between Hong Kong and United States	(1.7)	(1.4)%
Nontaxable foreign source income exemption regime	(5.4)	(4.5)%
Other	(0.2)	(0.1)%
United Kingdom
Changes in valuation allowances	1.4	1.2%
Other	(0.1)	(0.1)%
China
Withholding taxes	1.7	1.4%
Changes in valuation allowances	(0.3)	(0.2)%
Other	0.3	0.2%
Other	5.5	4.6%
Effect of Cross-Border Tax Laws
Foreign-derived intangible income	(2.5)	(2.1)%
Other	1.5	1.2%
Tax Credits
Foreign withholding tax credit	(6.6)	(5.4)%
Other	(0.5)	(0.4)%
Nontaxable or Nondeductible Items
Share-based payment awards	(2.3)	(1.9)%
Non-deductible executive compensation	3.3	2.8%
Other	(1.0)	(0.9)%
Changes in Unrecognized Tax Benefits	(0.1)	(0.1)%
Other	0.5	0.4%
Income tax expense (benefit)	20.5	16.9%
1 Disaggregated in accordance with ASU 2023-09, which the Company adopted prospectively in 2025.
2 State taxes in California, Tennessee, Texas, and New York made up the majority (greater than 50% of the tax effect in this category.)

	Fiscal Year
(In millions)	2024	2023
Income taxes at U.S. statutory rate of 21%	$12.2	$(27.9)
State income taxes, net of federal income tax	(3.1)	(2.0)
Foreign earnings taxed at rates different from the U.S. statutory rate:
Hong Kong	(6.3)	(7.3)
Italy	0.1	(2.5)
United Kingdom	0.2	2.3
Other	2.1	3.9
Adjustments for uncertain tax positions	(0.8)	(1.3)
Change in valuation allowance	0.5	29.0
Global Intangible Low Tax Income tax	—	1.5
Non-deductible executive compensation	1.4	(0.8)
Permanent adjustments related to employee share based compensation	2.2	4.2
Permanent adjustment related to goodwill divested	—	4.3
Capital loss from sale of subsidiary and changes to capital loss	1.6	(95.7)
Permanent adjustments and non-deductible expenses	(0.1)	(1.2)
Other	(0.7)	(1.2)
Income tax expense (benefit)	$9.3	$(94.7)
Significant components of the Company’s deferred income tax assets and liabilities are as follows:

(In millions)	January 3, 2026	December 28, 2024
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$5.2	$2.0
Deferred compensation accruals	7.8	6.0
Accrued pension expense	14.6	17.9
Stock-based compensation	4.6	5.8
Net operating loss and foreign tax credit carryforwards	71.6	75.8
Capital loss carryforwards	23.7	23.7
Tenant lease expenses	8.2	9.3
Environmental reserve	7.0	10.9
Other	11.9	9.3
Total gross deferred income tax assets	154.6	160.7
Less valuation allowance	(61.6)	(56.2)
Net deferred income tax assets	93.0	104.5
Deferred income tax liabilities:
Intangible assets	(31.2)	(30.5)
Tax over book depreciation and amortization	(1.7)	(3.2)
Other	(4.6)	(6.2)
Total deferred income tax liabilities	(37.5)	(39.9)
Net deferred income tax asset (liabilities)	$55.5	$64.6
The valuation allowance for deferred income tax assets as of January 3, 2026 and December 28, 2024 was $61.6 million and $56.2 million, respectively. The net increase in the total valuation allowance during fiscal 2025 was $5.4 million. The valuation allowance for both years is primarily related to U.S. state and local net operating loss carryforwards as well as a valuation allowance against state deferred tax assets for certain U.S. legal entities, U.S. federal capital loss carryforwards, foreign net operating loss carryforwards and tax credit carryforwards in foreign jurisdictions. The ultimate realization of the deferred tax assets depends on the generation of future taxable income in foreign jurisdictions as well as state and local tax jurisdictions, and capital gains in the U.S. tax jurisdiction. The current year change in the valuation allowance results in a decrease against the state deferred tax assets of $0.4 million, an increase related to the state net operating loss carryforward of $1.0 million, and a net increase relating to the foreign net operating losses and foreign tax credits and other deferred tax assets of $4.8 million.
At January 3, 2026, the Company had foreign net operating loss carryforwards of $41.8 million, which have expirations ranging from 2026 to an unlimited term during which they are available to offset future foreign taxable income. The Company had U.S. federal capital loss carryforwards and Internal Revenue Code section 163(j) interest expense carryforwards of $103.4 million and $105.9 million respectively, which have expirations ranging from 2029 to an unlimited term during which they are available to offset future U.S. federal taxable income. The Company had state net operating loss carryforwards and Internal Revenue Code section 163(j) interest expense carryforwards of $308.5 million and $113.4 million respectively, which have expirations ranging from 2026 to an unlimited term during which they are available to offset future state taxable income. The Company also had tax credit carryforwards in foreign jurisdictions of $3.0 million, which are available for an unlimited carryforward period to offset future foreign taxes.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year
(In millions)	2025	2024
Unrecognized tax benefits at beginning of the year	$1.6	$2.6
Increases related to current year tax positions	0.3	0.2
Decreases related to prior year positions	—	—
Decreases relating to settlements with taxing authorities	—	(0.7)
Decrease due to lapse of statute	(0.5)	(0.5)
Unrecognized tax benefits at end of the year	$1.4	$1.6
The portion of the unrecognized tax benefits that, if recognized currently, would reduce the annual effective tax rate was $1.4 million and $1.6 million as of January 3, 2026 and December 28, 2024, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. Interest accrued related to unrecognized tax benefits was $0.3 million and $0.3 million as of January 3, 2026 and December 28, 2024, respectively.
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
The Company intends to repatriate cash held in foreign jurisdictions and as such has recorded a deferred tax liability related to additional state taxes and foreign withholding taxes on the future dividends received in the U.S. from the foreign subsidiaries of $2.0 million and $1.5 million for fiscal years 2025 and 2024. The Company intends to permanently reinvest all non-cash undistributed earnings outside of the U.S. and has, therefore, not established a deferred tax liability on the amount of non-cash foreign undistributed earnings of $0.5 million at January 3, 2026. However, if these non-cash undistributed earnings were repatriated, the Company would be required to accrue and pay applicable U.S. taxes and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these non-cash unremitted earnings due to the complexity of the hypothetical calculation.

14.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during fiscal years 2025 and 2024 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at December 30, 2023	$(116.3)	$(17.1)		$(8.8)		$(142.2)
Other comprehensive income (loss) before reclassifications (1)	(16.7)	12.1		3.9		(0.7)
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	(4.9)	(2)	(1.7)	(3)	(6.4)
Income tax (expense) benefit	—	1.2		0.3		1.5
Net reclassifications	0.2	(3.7)		(1.4)		(4.9)
Net current-period other comprehensive income (loss) (1)	(16.5)	8.4		2.5		(5.6)
Balance at December 28, 2024	$(132.8)	$(8.7)		$(6.3)		$(147.8)
Other comprehensive income (loss) before reclassifications (1)	22.5	(8.6)		8.7		22.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.1	(2)	(1.7)	(3)	(1.6)
Income tax benefit	—	0.1		0.3		0.4
Net reclassifications	—	0.2		(1.4)		(1.2)
Net current-period other comprehensive income (loss) (1)	22.5	(8.4)		7.3		21.4
Balance at January 3, 2026	$(110.3)	$(17.1)		$1.0		$(126.4)
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
15.FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	January 3, 2026	December 28, 2024
Financial assets:
Derivatives	$0.1	$9.3
Financial liabilities:
Derivatives	$(6.0)	$(0.7)
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

(In millions)	January 3, 2026	December 28, 2024
Carrying value	$621.7	$648.0
Fair value	583.7	587.0
The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).
16.LITIGATION AND CONTINGENCIES
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
On February 3, 2020, the parties entered into a consent decree resolving the EGLE Action, which was approved by the U.S. District Judge on February 19, 2020 (the “Consent Decree”). Under the Consent Decree, the Company agreed to pay for an extension of Plainfield Township’s municipal water system to more than 1,000 properties in Plainfield and Algoma Townships, subject to an aggregate cap of $69.5 million. The Company also agreed to continue maintaining water filters for certain homeowners, resample certain residential wells for PFAS, continue remediation at the Company’s Tannery property and House Street site, and conduct further investigations and monitoring to assess the presence of PFAS in area groundwater.
Separately, in February 2020, the Company entered into a settlement agreement with 3M Company for costs incurred in the defense of the EGLE Action.
The Company discusses its reserve for remediation costs in the environmental liabilities section below.

Individual and Class Action Litigation
Beginning in late 2017, individual lawsuits and three putative class action lawsuits, later consolidated into one, were filed against the Company that raise a variety of claims, including claims related to property, remediation, and human health effects. 3M Company has been named as a co-defendant in the individual lawsuits and consolidated putative class action lawsuit. In addition, the current owner of a former landfill and gravel mining operation sued the Company seeking damages and cost recovery for property damage allegedly caused by the Company’s disposal of tannery waste containing PFAS (the "Landfill Suit"). The owner of another former landfill filed notice threatening suit and sent a demand letter to the Company seeking recovery for damages allegedly caused by the Company’s disposal of tannery waste containing PFAS (the "Disposal Claim"). In addition, the owner of two landfills sued the Company in federal court in Michigan on December 4, 2025 seeking to recover PFAS response costs based on allegations that the tannery waste the landfills accepted from the Company contained PFAS (the "2025 Suit"). (The Landfill Suit, the Disposal Suit, the 2025 Suit, the individual lawsuits and putative class action, collectively, the “Litigation Matters”).
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

The Landfill Suit is pending and has been administratively stayed by the Michigan state court. EGLE filed suit against the owner. The final landfill owner that made the Disposal Claim agreed to negotiate before suit was filed and the parties settled on May 29, 2024.

For certain of the Litigation Matters described above, and as a result of developments during the 2025 fiscal year, the Company increased its accrual by $1.9 million. The Company made related payments of $3.5 million in connection with the Litigation Matters described above during fiscal year 2025. As of January 3, 2026, the Company had recorded liabilities of $8.5 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities and other liabilities in the consolidated balance sheets.
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

Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Fiscal Year
(In millions)	2025	2024
Remediation liability at beginning of the year	$39.7	$57.9
Changes in estimate	2.9	7.1
Amounts paid	(16.1)	(25.3)
Remediation liability at the end of the year	$26.5	$39.7
The reserve balance as of January 3, 2026 includes $12.0 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $14.5 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal years subsequent to January 3, 2026 are as follows:

(In millions)	2026	2027	2028	2029	2030	Thereafter
Minimum royalties	$1.2	$1.3	$1.4	$1.5	$—	$—
Minimum advertising	3.1	3.2	3.3	—	—	—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $1.1 million, $1.4 million and $1.5 million for fiscal years 2025, 2024 and 2023, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $4.4 million, $5.9 million and $6.9 million for fiscal years 2025, 2024 and 2023, respectively.
17.BUSINESS SEGMENTS
The Company’s portfolio of brands is organized into the following two reportable segments.
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
The Company also reports “Other” and “Corporate” categories. Other consists of Sperry® footwear, Keds® footwear, Hush Puppies® footwear and apparel, the Company’s leather marketing operations, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail store and the Stride Rite® licensed business. The Corporate category consists of gains on the sale of businesses and trademarks, unallocated corporate expenses, such as corporate employee costs, corporate facility costs, IT costs, reorganization activities, impairment of long-lived assets and environmental and other related costs.
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

	2025
(In millions)	Active Group	Work Group	Other	Corporate	Total
Revenue	$1,407.8	$422.2	$44.3	$—	$1,874.3
Cost of goods sold	719.9	263.8	6.7	(2.8)	987.6
Selling, general and administrative expenses	434.7	85.7	9.0	207.1	736.5
Operating income	$253.2	$72.7	$28.6	$(204.3)	$150.2
Interest expense, net					32.8
Other income, net					(4.1)
Earnings before income taxes					$121.5

Depreciation and amortization expense:	$6.4	$0.4	$1.4	$17.7	$25.9
Capital expenditures:	$3.0	$—	$0.2	$11.3	$14.5
Total Assets:	$979.6	$245.4	$87.7	$396.6	$1,709.3
Goodwill:	$321.3	$61.1	$48.9	$—	$431.3

	2024
(In millions)	Active Group	Work Group	Other	Corporate	Total
Revenue	$1,246.1	$455.3	$53.6	$—	$1,755.0
Cost of goods sold	674.4	295.8	13.2	(6.4)	977.0
Selling, general and administrative expenses	386.8	90.3	9.1	194.3	680.5
Operating income	$184.9	$69.2	$31.3	$(187.9)	$97.5
Interest expense, net					42.7
Other income, net					(3.3)
Earnings before income taxes					$58.1

Depreciation and amortization expense:	$6.7	$0.4	$1.9	$17.2	$26.2
Capital expenditures:	$5.6	$—	$1.8	$12.8	$20.2
Total Assets:	$1,011.6	$266.2	$79.4	$317.2	$1,674.4
Goodwill:	$315.4	$60.2	$49.0	$—	$424.6

	2023
(In millions)	Active Group	Work Group	Other	Corporate	Total
Revenue	$1,439.1	$480.6	$323.2	$—	$2,242.9
Cost of goods sold	853.0	321.1	191.3	3.6	1,369.0
Selling, general and administrative expenses	445.8	101.4	99.1	294.4	940.7
Segment operating profit	$140.3	$58.1	$32.8	$(298.0)	$(66.8)
Interest expense, net					63.5
Other expense, net					2.5
Loss before income taxes					$(132.8)

Depreciation and amortization expense:	$10.7	$0.4	$2.9	$21.1	$35.1
Capital expenditures:	$9.7	$0.1	$0.1	$4.7	$14.6
Geographic dispersion of revenue from external customers, based on shipping destination is as follows:

	Fiscal Year
(In millions)	2025	2024	2023
United States	$896.2	$893.4	$1,217.9
Foreign:
Europe, Middle East and Africa	601.5	529.6	540.8
Asia Pacific	181.7	150.9	253.2
Canada	83.2	82.6	107.1
Latin America	111.7	98.5	123.9
Total from foreign territories	978.1	861.6	1,025.0
Total revenue	$1,874.3	$1,755.0	$2,242.9
The location of the Company’s tangible long-lived assets, which comprises property, plant and equipment and lease right-of-use assets, is as follows:

(In millions)	January 3, 2026	December 28, 2024	December 30, 2023
United States	$105.5	$117.6	$131.9
Foreign countries	75.0	74.2	82.6
Total	$180.5	$191.8	$214.5
The Company does not believe that it is dependent upon any single customer because no customer accounts for more than 10% of consolidated revenue in any year.
During fiscal 2025, the Company sourced 100% of its footwear products and apparel and accessories from third-party suppliers, located primarily in the Asia Pacific region. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.
18.DIVESTITURES AND ASSETS AND LIABILITIES HELD FOR SALE
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Wolverine World Wide, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries (the Company) as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for certain domestic inventory to the first-in, first-out ("FIFO") cost method from the last-in, first-out ("LIFO") cost method for all years presented.

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
At January 3, 2026, the carrying values of the Company’s Sweaty Betty trade name indefinite-lived intangible asset and the Sweaty Betty reporting unit goodwill were $105.4 million and $56.2 million, respectively. As discussed in Notes 1 and 4 to the consolidated financial statements, goodwill and indefinite-lived intangibles are tested for impairment at least annually. The impairment test for goodwill consists of measuring the fair value of the reporting unit and comparing it to the reporting unit’s carrying amount. The impairment test for indefinite-lived intangible assets consists of measuring the fair value of the asset and comparing it to the asset’s carrying amount.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the impairment review processes. Specifically, we tested controls that address the risk of material misstatement relating to the valuation of the Sweaty Betty reporting unit and the Sweaty Betty trade name indefinite-lived intangible asset, including management’s review of the significant assumptions described above and the completeness and accuracy of the data used to develop such estimates.
To test the estimated fair values of the Sweaty Betty reporting unit and the Sweaty Betty trade name indefinite-lived intangible asset, our audit procedures included, among others, assessing the appropriateness of the valuation models used, evaluating the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared the financial projections to current industry and economic trends and the historical accuracy of management’s estimates. We involved our valuation specialists to assist in our evaluation of the Company's model, valuation methodology and the discount rate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since at least 1933, but we are unable to determine the specific year.
Grand Rapids, Michigan
February 27, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Wolverine World Wide, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Wolverine World Wide, Inc. and subsidiaries’ internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wolverine World Wide, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the fiscal years ended January 3, 2026, December 28, 2024 and December 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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
February 27, 2026

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of January 3, 2026, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective as of January 3, 2026.
The effectiveness of the Company’s internal control over financial reporting as of January 3, 2026 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 3, 2026 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
(c) During the quarter ended January 3, 2026, no director or Section 16 officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-rule 10b5-1 trading arrangement, in each case, as defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the Definitive Proxy Statement of the Company relating to the Annual Meeting of Stockholders of Wolverine World Wide, Inc. expected to be held on May 7, 2026 in sections "Election of Directors," "Corporate Governance" and "Other Compensation Policies and Practices." The Company intends to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of January 3, 2026:

Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	5,627,258	(2)	$23.68	(3)	4,870,807	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	5,627,258		$23.68		4,870,807
(1)Each plan for which aggregated information is provided contains customary anti-dilution provisions that are applicable in the event of a stock split, stock dividend or certain other changes in the Company’s capitalization.
(2)Includes: (i) 5,473,596 shares that have been granted as restricted stock units and performance stock units (assuming maximum number of performance stock units are earned and payable at the end of the three-year performance period) under the Stock Incentive Plan of 2016, as amended and restated and the Stock Incentive Plan of 2024, (ii) 104,444 stock options awarded to employees under the Stock Incentive Plan of 2016, as amended and restated; and (iii) 49,218 stock options awarded to non-employee directors under the Stock Incentive Plan of 2016, as amended and restated. Column (a) does not include stock units credited to outside directors’ fee accounts or retirement accounts under the Outside Directors’ Deferred Compensation Plan. Stock units do not have an exercise price. Each stock unit credited to a director’s fee account and retirement account under the Outside Directors’ Deferred Compensation Plan will be converted into one share of common stock upon distribution.
(3)Weighted average exercise price of outstanding stock options only.
(4)Comprised of: (i) 79,968 shares available for issuance under the Outside Directors’ Deferred Compensation Plan upon the retirement of the current directors or upon a change in control; and (ii) 4,790,839 shares issuable under the Stock Incentive Plan of 2024.
The Outside Directors’ Deferred Compensation Plan is a supplemental, unfunded, nonqualified deferred compensation plan for non-employee directors. Beginning in 2006, the Company began paying an annual equity retainer to non-management directors in the form of a contribution under the Outside Directors’ Deferred Compensation Plan. Non-management directors may also voluntarily elect to receive, in lieu of some or all directors’ fees, a number of stock units equal to the amount of the deferred directors’ fees divided by the fair market value of the Company’s common stock on the date of payment. These stock units are increased by a dividend equivalent based on dividends paid by the Company and the amount of stock units credited to the participating director’s fee account and retirement account. Upon distribution, the participating directors receive a number of shares of the Company’s common stock equal to the number of stock units to be distributed at that time. Distribution is triggered by termination of service as a director or by a change in control of the Company and can occur in a lump sum, in installments or on another deferred basis. A total of 317,476 shares have been issued to a trust to satisfy the Company’s obligations when distribution is triggered and are included in shares the Company reports as issued and outstanding.
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

Of the total number of shares available under column (c), the number of shares with respect to the following plans may be issued other than upon the exercise of an option, warrant or right outstanding as of January 3, 2026:
•Outside Directors’ Deferred Compensation Plan: 79,968
•Stock Incentive Plan of 2016, as amended and restated: 4,790,839
Item 13.    Certain Relationships and Related Transactions, and Director Independence
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
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:
(1)Financial Statements Included in Item 8
The following consolidated financial statements of Wolverine World Wide, Inc. and its subsidiaries are filed as a part of this report:
•Consolidated Statements of Operations for the Fiscal Years Ended January 3, 2026, December 28, 2024 and December 30, 2023.
•Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended January 3, 2026, December 28, 2024 and December 30, 2023.
•Consolidated Balance Sheets as of January 3, 2026 and December 28, 2024.
•Consolidated Statements of Cash Flows for the Fiscal Years Ended January 3, 2026, December 28, 2024 and December 30, 2023.
•Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 3, 2026, December 28, 2024 and December 30, 2023.
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

10.5
Executive Severance Agreement.* Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. A participant schedule of current executive officers who are parties to this agreement is attached as Exhibit 10.5.

10.6
Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and certain executive officers. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007. All executive officers and directors are parties to this agreement.

10.7	Employment Agreement between Isabel Soriano and the Company.* Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2022.
10.8
Settlement Agreement between Wolverine World Wide, Inc. and Isabel Soriano dated as of March 3, 2025.* Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 29, 2025.

10.9
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
10.11
409A Supplemental Executive Retirement Plan (2008 Restatement through First Amendment).* Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2017. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.11.

10.12	Second Amendment to the 409A Supplemental Executive Retirement Plan.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2024.
10.13	Third Amendment to the 409A Supplemental Executive Retirement Plan, dated as of December 26, 2025.*
10.14	Wolverine Employees' Pension Plan, effective as of January 1, 2025.*
10.15	First Amendment to the Wolverine Employees' Pension Plan, dated as of October 9, 2025.*
10.16	Second Amendment to the Wolverine Employees' Pension Plan, dated as of November 18, 2025.*
10.17	2016 Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
10.18	Wolverine World Wide, Inc. Stock Incentive Plan of 2016, as amended and restated.* Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 26, 2021.
10.19	Wolverine World Wide, Inc. Stock Incentive Plan of 2024, as amended and restated.* Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed on March 20, 2024.
10.20	2022 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2022.
10.21	2023 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 2023.

Exhibit Number	Document

10.22	2025 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 29, 2025.
10.23	Form of Performance Stock Unit Agreement (2023 - 2025 performance period).* Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 2023.
10.24
Form of Performance Stock Unit Agreement (2024 - 2026 performance period).* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2024.

10.25
Form of Performance Stock Unit Agreement (2025 - 2027 performance period).* Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 29, 2025.

10.26
2025 Replacement Facility Amendment and Reaffirmation Agreement, dated as of September 24, 2025, among Wolverine World Wide, Inc., as parent borrower, the Guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent and as a lender, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 27, 2025.

10.27
Receivables Purchase Agreement dated as of December 7, 2022, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Wells Fargo Bank, N.A. as purchaser. Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

10.28
First Amendment, dated as of June 30, 2023, to the Receivables Purchase Agreement dated as of December 7, 2022, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Wells Fargo, N.A. as purchaser. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 2023.

10.29
Second Amendment, dated as of March 27, 2024, to the Receivables Purchase Agreement dated as of December 7, 2022, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Wells Fargo, N.A. as purchaser. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2024.

10.30
Third Amendment, dated as of April 15, 2024, to the Receivables Purchase Agreement dated as of December 7, 2022, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and Wells Fargo, N.A. as purchaser. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2024.

10.31
Fourth Amendment, dated as of September 25, 2025, to the Receivables Purchase Agreement dated as of December 7, 2022, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, Bank of America, N.A., as a purchaser, and Wells Fargo, N.A. as administrative agent and a purchaser. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 27, 2025.

10.32	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 28, 2017.
10.33
Wolverine World Wide, Inc. Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2019.

10.34
Consent Decree by and among Wolverine World Wide, Inc., the State of Michigan, Plainfield Charter Township, and Algoma Township. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 7, 2020.

19	Wolverine World Wide, Inc. Insider Trading Policy. Incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2024.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. § 1350.
97	Wolverine World Wide, Inc. Clawback Policy.

Exhibit Number	Document

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

104	The cover page of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026, formatted in Inline XBRL (included in Exhibit 101).

*    Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

Date:	February 27, 2026	By:	/s/ Christopher E. Hufnagel
Christopher E. Hufnagel President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher E. Hufnagel	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2026
Christopher E. Hufnagel

/s/ Taryn L. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2026
Taryn L. Miller

/s/ Nicholas T. Long	Chairman of the Board	February 27, 2026
Nicholas T. Long

/s/ Cheryl Abel-Hodges	Director	February 27, 2026
Cheryl Abel-Hodges

/s/ Stacia J.P. Andersen	Director	February 27, 2026
Stacia J.P. Andersen

/s/ Jeffrey M. Boromisa	Director	February 27, 2026
Jeffrey M. Boromisa

/s/ Jack Boyle	Director	February 27, 2026
Jack Boyle

/s/ William K. Gerber	Director	February 27, 2026
William K. Gerber

/s/ Brenda J. Lauderback	Director	February 27, 2026
Brenda J. Lauderback

/s/ DeMonty Price	Director	February 27, 2026
DeMonty Price

/s/ Kathleen Wilson-Thompson	Director	February 27, 2026
Kathleen Wilson-Thompson

APPENDIX A
Schedule II - Valuation and Qualifying Accounts
Wolverine World Wide, Inc. and Subsidiaries

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Describe)		Balance at End of Period
Fiscal Year Ended January 3, 2026
Allowance for credit losses	$1.9	$3.4	$2.5	(A)	$2.8
Product returns reserve	12.2	116.2	116.6	(B)	11.8
Allowance for cash and other discounts	6.7	8.1	10.6	(C)	4.2
Inventory valuation allowances	10.9	5.9	8.9	(D)	7.9
Total	$31.7	$133.6	$138.6		$26.7
Fiscal Year Ended December 28, 2024
Allowance for credit losses	$5.7	$1.0	$4.8	(A)	$1.9
Product returns reserve	13.1	122.1	123.0	(B)	12.2
Allowance for cash and other discounts	12.6	5.9	11.8	(C)	6.7
Inventory valuation allowances	20.7	5.2	15.0	(D)	10.9
Total	$52.1	$134.2	$154.6		$31.7
Fiscal Year Ended December 30, 2023
Allowance for credit losses	$3.3	$5.0	$2.6	(A)	$5.7
Product returns reserve	15.3	134.6	136.8	(B)	13.1
Allowance for cash discounts and customer markdowns	7.8	14.1	9.3	(C)	12.6
Inventory valuation allowances	33.0	7.9	20.2	(D)	20.7
Total	$59.4	$161.6	$168.9		$52.1
(A)Accounts charged off, net of recoveries.
(B)Actual customer returns.
(C)Discounts given to customers.
(D)Adjustment upon disposal of related inventories.
A-1