Form 10-Q
period 2026-04-04
WOLVERINE WORLD WIDE INC /DE/
filed 2026-05-14
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 81,989,541 shares of common stock, $1 par value, outstanding as of April 27, 2026.

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements,” which are statements relating to future, not past, events. In this context, forward-looking statements often address management’s current beliefs, assumptions, expectations, estimates and projections about future business and financial performance, national, regional or global political, economic and market conditions, and the Company itself. Such statements often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Uncertainties that could cause the Company’s performance to differ materially from what is expressed in forward-looking statements include, but are not limited to, the following:
•changes in general economic conditions, geopolitical conflicts, employment rates, business conditions, interest rates, tax policies and other factors affecting consumer spending in the markets and regions in which the Company’s products are sold;
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
•the impact of changes in general economic conditions, and/or the credit markets on the Company’s manufacturers, distributors, suppliers, joint venture partners and wholesale customers;
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
These or other uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026, (the “2025 Form 10-K”), filed with the SEC on February 27, 2026. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Any standards of measurement and performance made in reference to our environmental, social, governance and other sustainability plans and goals are developing and based on assumptions, and no assurance can be given that any such plan, initiative, projection, goal, commitment, expectation or prospect can or will be achieved.

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended
(In millions, except per share data)	April 4, 2026	March 29, 2025
Revenue	$457.6	$412.3
Cost of goods sold	239.8	216.2
Gross profit	217.8	196.1
Selling, general and administrative expenses	182.7	172.0
Environmental and other related costs, net of recoveries	1.2	3.1
Operating profit	33.9	21.0
Other expenses:
Interest expense, net	6.5	8.0
Other income, net	(0.2)	(1.5)
Total other expense, net	6.3	6.5
Earnings before income taxes	27.6	14.5
Income tax expense	5.2	1.3
Net earnings	$22.4	$13.2
Less: net earnings attributable to noncontrolling interests	2.2	1.1
Net earnings attributable to Wolverine World Wide, Inc.	$20.2	$12.1

Net earnings per share (see Note 3):
Basic	$0.24	$0.15
Diluted	$0.24	$0.15

Comprehensive income	$20.6	$15.6
Less: comprehensive income attributable to noncontrolling interests	2.2	1.0
Comprehensive income attributable to Wolverine World Wide, Inc.	$18.4	$14.6

Cash dividends declared per share	$0.10	$0.10
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	April 4, 2026	January 3, 2026	March 29, 2025
ASSETS
Current assets:
Cash and cash equivalents	$119.6	$206.3	$106.5
Accounts receivable, less allowances of $6.2, $7.0 and $9.1	185.5	162.1	239.2
Finished products, net	278.8	272.6	276.9
Raw materials and work-in-process, net	1.5	1.6	2.3
Total inventories	280.3	274.2	279.2
Prepaid expenses and other current assets	86.7	86.8	76.0
Total current assets	672.1	729.4	700.9
Property, plant and equipment, net of accumulated depreciation of $238.9, $235.9 and $233.8	77.8	80.6	94.6
Lease right-of-use assets, net	104.5	99.9	102.2
Goodwill	429.6	431.3	427.1
Indefinite-lived intangibles	178.1	180.2	175.8
Amortizable intangibles, net	28.2	29.3	31.0
Deferred income taxes	82.4	84.1	92.1
Other assets	67.3	74.5	67.4
Total assets	$1,640.0	$1,709.3	$1,691.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138.9	$174.7	$174.6
Accrued salaries and wages	19.3	43.1	23.5
Other accrued liabilities	153.2	193.3	173.9
Lease liabilities	34.9	35.0	34.1
Current maturities of long-term debt	—	—	10.0
Borrowings under revolving credit agreements	92.0	75.0	135.0
Total current liabilities	438.3	521.1	551.1
Long-term debt, less current maturities	546.9	546.7	565.8
Accrued pension liabilities	55.3	56.4	70.6
Deferred income taxes	28.6	28.6	28.3
Lease liabilities, noncurrent	111.3	105.3	115.2
Other liabilities	26.6	28.1	32.7
Stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 116,274,183, 115,472,632, and 114,435,216 shares issued	116.3	115.5	114.4
Additional paid-in capital	403.8	406.8	380.3
Retained earnings	928.9	917.2	858.5
Accumulated other comprehensive loss	(128.2)	(126.4)	(145.3)
Cost of shares in treasury; 34,284,642, 34,285,955, and 33,391,165 shares	(905.1)	(905.1)	(890.7)
Total Wolverine World Wide, Inc. stockholders’ equity	415.7	408.0	317.2
Noncontrolling interest	17.3	15.1	10.2
Total stockholders’ equity	433.0	423.1	327.4
Total liabilities and stockholders’ equity	$1,640.0	$1,709.3	$1,691.1
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Quarter Ended
(In millions)	April 4, 2026	March 29, 2025
OPERATING ACTIVITIES
Net earnings	$22.4	$13.2
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5.2	6.1
Deferred income taxes	0.2	0.2
Stock-based compensation expense	5.8	5.7
Pension and SERP expense	—	(0.2)
Environmental and other related costs, net of cash payments	(1.9)	(4.5)
Other	0.3	(2.1)
Changes in operating assets and liabilities:
Accounts receivable	(21.4)	(26.6)
Inventories	(7.6)	(27.1)
Other operating assets	4.3	2.3
Accounts payable	(35.5)	(29.2)
Other operating liabilities	(55.0)	(21.6)
Net cash used in operating activities	(83.2)	(83.8)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(1.7)	(7.6)
Other	(0.2)	(0.3)
Net cash used in investing activities	(1.9)	(7.9)
FINANCING ACTIVITIES
Payments under revolving credit agreements	(138.0)	(83.0)
Borrowings under revolving credit agreements	155.0	148.0
Payments on long-term debt	—	(2.5)
Cash dividends paid	(8.7)	(8.5)
Employee taxes paid under stock-based compensation plans	(8.1)	(7.7)
Proceeds from the exercise of stock options	0.2	0.3
Net cash provided by financing activities	0.4	46.6
Effect of foreign exchange rate changes	(2.0)	(0.5)
Decrease in cash and cash equivalents	(86.7)	(45.6)
Cash and cash equivalents at beginning of the year	206.3	152.1
Cash and cash equivalents at end of the quarter	$119.6	$106.5
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital		Retained Earnings		Accumulated Other Comprehensive Loss		Treasury Stock		Non-controlling Interest		Total
Balance at December 28, 2024	$113.7	$382.7		$855.1		$(147.8)		$(890.8)		$9.2		$322.1
Net earnings				12.1						1.1		13.2
Other comprehensive income (loss)						2.5				(0.1)		2.4
Shares issued, net of shares forfeited under stock incentive plans (694,611 shares)	0.7	(8.4)										(7.7)
Shares issued for stock options exercised, net (19,000 shares)	—	0.3										0.3
Stock-based compensation expense		5.7										5.7
Cash dividends declared ($0.10 per share)				(8.7)								(8.7)
Issuance of treasury shares (1,420 shares)		—						0.1				0.1
Balance at March 29, 2025	$114.4	$380.3	0	$858.5	0	$(145.3)	0	$(890.7)	0	$10.2	0	$327.4

Balance at January 3, 2026	$115.5	$406.8		$917.2		$(126.4)		$(905.1)		$15.1		$423.1
Net earnings				20.2						2.2		22.4
Other comprehensive income (loss)						(1.8)				—		(1.8)
Shares issued, net of shares forfeited under stock incentive plans (790,404 shares)	0.8	(8.9)										(8.1)
Shares issued for stock options exercised, net (11,147 shares)	—	0.1										0.1
Stock-based compensation expense		5.8										5.8
Cash dividends declared ($0.10 per share)				(8.5)								(8.5)
Issuance of treasury shares (1,313 shares)		—						—				—
Balance at April 4, 2026	$116.3	$403.8		$928.9		$(128.2)		$(905.1)		$17.3		$433.0
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
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and notes included in the Company’s 2025 Form 10-K.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal year 2026 has 52 weeks and fiscal year 2025 had 53 weeks. The Company reports its quarterly results of operations on the basis of 13-week quarters for each of the first three fiscal quarters and a 13 or 14-week period for the fourth fiscal quarter. References to particular years or quarters refer to the Company’s fiscal years ended on the Saturday nearest to December 31 or the fiscal quarters within those years.
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

2.NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASUs”) that the Company has not yet adopted. The following is a summary and anticipated impact of adopting these new standards.

Standard	Description	Effect on the Financial Statements
ASU 2024-03, Disaggregation of Income Statement Expenses	Requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The ASU should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software	Modernizes the accounting for software costs with how software is developed today, clarifies when to begin capitalizing costs and enhances disclosure requirements. The ASU is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.
3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended
(In millions, except per share data)	April 4, 2026	March 29, 2025
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$20.2	$12.1
Adjustment for earnings allocated to non-vested restricted common stock	(0.4)	(0.3)
Net earnings used in calculating basic and diluted earnings per share	$19.8	$11.8
Denominator:
Weighted average shares outstanding	81.7	80.7
Effect of dilutive stock options	—	0.1
Shares used in calculating diluted earnings per share	81.7	80.8
Net earnings per share:
Basic	$0.24	$0.15
Diluted	$0.24	$0.15
For the quarters ended April 4, 2026 and March 29, 2025, 134,832 and 474,375 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Quarter Ended
(In millions)	April 4, 2026	March 29, 2025
Goodwill balance at beginning of the year	$431.3	$424.6
Foreign currency translation effects	(1.7)	2.5
Goodwill balance at end of the quarter	$429.6	$427.1
Goodwill balances are net of accumulated impairment charges. Accumulated impairment charges were $48.4 million as of April 4, 2026 and March 29, 2025, and are related to the Sweaty Betty® reporting unit, which is part of the Active Group reportable segment.
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $178.1 million, $180.2 million, and $175.8 million as of April 4, 2026, January 3, 2026, and March 29, 2025, respectively. The Company conducted an interim impairment assessment as of April 4, 2026 and determined that there were no triggering events indicating impairment of the Company’s goodwill and indefinite-lived intangible assets.
For the Sweaty Betty® reporting unit included in the fiscal year 2025 annual impairment test, the estimated fair value of the reporting unit exceeded the carrying value by 16%. The Sweaty Betty® trade name was valued using the income approach, specifically the multi-period excess earnings method. The key assumptions used in the valuations were revenue growth, EBITDA margin, and the discount rate. Although the Company believes the estimates and assumptions used in the valuations were appropriate, it is possible assumptions could change in future periods. The risk of future impairment to the Sweaty Betty® trade name and Sweaty Betty® goodwill depend on assumptions used in the determination of the trade name's and reporting unit's fair value, such as revenue growth, EBITDA margin, taxes, depreciation and amortization margin, discount rate, and assumed tax rate, or if macroeconomic conditions deteriorate and adversely affect the values of the Company's Sweaty Betty® trade name and the Sweaty Betty® reporting unit. A future impairment charge of the Sweaty Betty® trade name and the Sweaty Betty® reporting unit goodwill could have an adverse material effect on the Company's consolidated financial results. The carrying values of the Company’s Sweaty Betty® trade name indefinite-lived intangible asset and the Sweaty Betty® reporting unit goodwill were $103.4 million and $55.1 million, respectively, as of April 4, 2026.
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
The proceeds of the RPA are classified as operating activities in the Company's consolidated condensed statement of cash flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections of the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $149.1 million and $112.6 million for the quarters ended April 4, 2026 and March 29, 2025, respectively. Total cash collections under the RPA were $140.8 million and $122.5 million in the quarters ended April 4, 2026 and March 29, 2025, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
As of the fiscal quarters ended April 4, 2026 and March 29, 2025, the amount sold to the Purchasers under the RPA was $120.7 million and $102.6 million, respectively, which was derecognized from the consolidated condensed balance sheets. As collateral against sold receivables, Rockford ARS maintains a certain level of unsold receivables, which were $41.6 million and $54.1 million as of the fiscal quarters ended April 4, 2026 and March 29, 2025, respectively.
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

	Quarter Ended April 4, 2026			Quarter Ended March 29, 2025
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$281.3	$90.3	$371.6	$239.1	$87.6	$326.7
Work Group	67.5	8.2	75.7	66.9	7.9	74.8
Other	9.5	0.8	10.3	9.9	0.9	10.8
Total Revenue	$358.3	$99.3	$457.6	$315.9	$96.4	$412.3
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company was due $26.7 million of remaining fixed transaction price under its license agreements as of April 4, 2026, which it expects to recognize per the terms of its contracts over the course of time through December 2028. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
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
The Company’s contract balances are as follows:

(In millions)	April 4, 2026	January 3, 2026	March 29, 2025
Product returns reserve	$7.6	$11.8	$9.4
Other sales incentives reserve	2.8	3.0	3.1
Customer rebates liability	12.1	12.7	11.9
Customer advances liability	5.1	5.6	5.1
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
7.DEBT
Total debt consists of the following obligations:

(In millions)	April 4, 2026	January 3, 2026	March 29, 2025
Term Facility	$—	$—	$30.0
Senior Notes, 4.000% interest, due August 15, 2029	550.0	550.0	550.0
Borrowings under revolving credit agreements	92.0	75.0	135.0
Unamortized deferred financing costs	(3.1)	(3.3)	(4.2)
Total debt	$638.9	$621.7	$710.8
On September 24, 2025, the Company entered into a 2025 Replacement Facility Amendment and Reaffirmation Agreement (the “Credit Agreement”) to replace the existing revolving credit facility and term loan A facility. The new Credit Agreement provides for a revolving credit facility of $600.0 million (the “Revolving Facility”). The maturity date of the loans under the Revolving Facility is September 24, 2030. The Credit Agreement provides for a debt capacity of up to an aggregate debt amount (including existing revolver commitment amounts in addition to permitted incremental debt) not to exceed $850.0 million.
The Revolving Facility also includes a $75.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Facility (or the prior revolving credit facility, as applicable) of $15.1 million, $14.5 million and $6.0 million as of April 4, 2026, January 3, 2026 and March 29, 2025, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Facility.
Loans under the Revolving Facility bear interest at a variable rate equal to either (i) the applicable base rate or (ii) the Secured Overnight Financing Rate (“SOFR”), plus in each case an interest margin determined by the Company’s net total leverage ratio, with a range of base rate margins from 0.25% to 1.25%, and a range of SOFR margins from 1.25% to 2.25%. At April 4, 2026, the Revolving Facility had a weighted-average interest rate of 5.58%.

The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Revolving Facility also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Revolving Facility requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Revolving Facility). As of April 4, 2026, the Company was in compliance with all covenants and performance ratios under the Revolving Facility.
The Company’s $550.0 million 4.000% senior notes issued on August 26, 2021 are due on August 15, 2029. Related interest payments are due semi-annually. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company included in interest expense the amortization of deferred financing costs of $0.5 million and $0.5 million for the quarters ended April 4, 2026 and March 29, 2025, respectively.
8.LEASES
The following is a summary of the Company’s lease cost.

	Quarter Ended
(In millions)	April 4, 2026	March 29, 2025
Operating lease cost	$8.1	$7.4
Variable lease cost	2.9	3.0
Short-term lease cost	0.7	0.4
Sublease income	(2.1)	(2.1)
Total lease cost	$9.6	$8.7
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Quarter Ended
(In millions)	April 4, 2026	March 29, 2025
Cash paid for operating lease liabilities	$7.5	$9.1
Operating lease assets obtained in exchange for lease liabilities	13.9	4.0
The Company did not enter into any real estate leases with commencement dates subsequent to April 4, 2026.
9.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 538 days, 503 days, and 538 days as of April 4, 2026, January 3, 2026 and March 29, 2025, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity.
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

The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	April 4, 2026	January 3, 2026	March 29, 2025
Foreign exchange hedge contracts	$302.6	$248.1	$255.3
Interest rate swap	—	—	14.5
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	April 4, 2026	January 3, 2026	March 29, 2025
Financial assets:
Foreign exchange hedge contracts	$2.6	$0.1	$1.3
Interest rate swap	—	—	0.1
Financial liabilities:
Foreign exchange hedge contracts	$(0.5)	$(6.0)	$(1.6)
Foreign exchange hedge contract financial assets are recorded to prepaid expenses and other current assets and financial liabilities are recorded to other accrued liabilities on the consolidated condensed balance sheets. Interest rate swap financial assets are recorded to other assets on the consolidated condensed balance sheets.
10.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $5.8 million and $5.7 million, and related income tax benefits of $1.1 million and $1.2 million, for grants under its stock-based compensation plans for the quarters ended April 4, 2026 and March 29, 2025, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
The Company granted restricted awards and performance awards as follows:

	Year-To-Date Ended April 4, 2026		Year-To-Date Ended March 29, 2025
(In millions)	Company Shares Issued	Weighted-Average Grant Date Fair Value	Company Shares Issued	Weighted-Average Grant Date Fair Value
Restricted Awards	776,803	$17.82	602,757	$22.19
Performance Awards	540,941	$17.82	421,475	$22.19
11.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) income recognized by the Company.

	Quarter Ended
(In millions)	April 4, 2026	March 29, 2025
Service cost pertaining to benefits earned during the period	$0.1	$0.5
Interest cost on projected benefit obligations	3.3	4.2
Expected return on pension assets	(3.4)	(4.5)
Net amortization income	—	(0.4)
Net pension income	$—	$(0.2)
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
The Company’s effective tax rates for the quarters ended April 4, 2026 and March 29, 2025 were 18.8% and 8.9%, respectively. The increase in the effective tax rate between 2026 and 2025 was primarily related to changes in the income mix among jurisdictions with differing tax rates and the decreased impact of discrete benefits on the tax rate in the current year due to higher pretax income.
The Company is subject to periodic audits by U.S. federal, state, local and non-U.S. tax authorities. Currently, the Company is undergoing routine periodic audits in U.S. federal, state, local and non-U.S. tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits; however, any payment of tax is not expected to be significant to the consolidated condensed financial statements. The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2020 in the majority of tax jurisdictions.
13.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during the quarters ended April 4, 2026 and March 29, 2025 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at December 28, 2024	$(132.8)	$(8.7)		$(6.3)		$(147.8)
Other comprehensive income (loss) before reclassifications (1)	7.7	(3.7)		—		4.0
Amounts reclassified from accumulated other comprehensive loss	—	(1.5)	(2)	(0.4)	(3)	(1.9)
Income tax expense	—	0.3		0.1		0.4
Net reclassifications	—	(1.2)		(0.3)		(1.5)
Net current-period other comprehensive income (loss) (1)	7.7	(4.9)		(0.3)		2.5
Balance at March 29, 2025	$(125.1)	$(13.6)		$(6.6)		$(145.3)

Balance at January 3, 2026	$(110.3)	$(17.1)		$1.0		$(126.4)
Other comprehensive income (loss) before reclassifications (1)	(7.7)	5.5		—		(2.2)
Amounts reclassified from accumulated other comprehensive income	—	0.7	(2)	—		0.7
Income tax benefit	—	(0.3)		—		(0.3)
Net reclassifications	—	0.4		—		0.4
Net current-period other comprehensive income (loss) (1)	(7.7)	5.9		—		(1.8)
Balance at April 4, 2026	$(118.0)	$(11.2)		$1.0		$(128.2)
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

14. FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis. For additional information regarding the Company’s fair value policies, refer to Note 1 in the Company’s 2025 Form 10-K.
Recurring Fair Value Measurements
The following table sets forth financial assets and liabilities measured at fair value in the consolidated condensed balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	April 4, 2026	January 3, 2026	March 29, 2025
Foreign exchange hedge contracts - Financial assets	$2.6	$0.1	$1.4
Foreign exchange hedge contracts - Financial liabilities	$(0.5)	$(6.0)	$(1.6)
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

(In millions)	April 4, 2026	January 3, 2026	March 29, 2025
Carrying value	$638.9	$621.7	$710.8
Fair value	604.7	583.7	630.7
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
Individual and Class Action Litigation
Beginning in late 2017, individual lawsuits and three putative class action lawsuits, later consolidated into one, were filed against the Company that raise a variety of claims, including claims related to property, remediation, and human health effects. 3M Company has been named as a co-defendant in the individual lawsuits and consolidated putative class action lawsuit. In addition, the current owner of a former landfill and gravel mining operation sued the Company seeking damages and cost recovery for property damage allegedly caused by the Company’s disposal of tannery waste containing PFAS (the "Landfill Suit"). The owner of another former landfill filed notice threatening suit and sent a demand letter to the Company seeking recovery for damages allegedly caused by the Company’s disposal of tannery waste containing PFAS (the "Disposal Claim"). In addition, the owner of two landfills sued the Company in federal court in Michigan on December 4, 2025 seeking to recover PFAS response costs based on allegations that the tannery waste the landfills accepted from the Company contained PFAS (the "2025 Suit"). (The Landfill Suit, the Disposal Claim, the 2025 Suit, the individual lawsuits and putative class action, collectively, the “Litigation Matters”).
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
There are two remaining pending Litigation Matters. The first, the Landfill Suit, which was refiled and is currently pending in Michigan state court but the Company has not yet been renamed. The second, the 2025 Suit, was filed in the fourth quarter of 2025. The Company has filed a motion to dismiss several claims made by the plaintiff and the Company intends to defend the remaining claims.
For certain of the Litigation Matters described above, and as a result of developments during the first quarter of 2026, the Company increased its accrual by $0.6 million. The Company made related payments of $0.4 million in connection with the Litigation Matters described above during the first quarter of 2026. As of April 4, 2026, the Company had recorded liabilities of $8.7 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities and other liabilities in the consolidated condensed balance sheets.
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
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Quarter Ended
(In millions)	April 4, 2026	March 29, 2025
Remediation liability at beginning of the year	$26.5	$39.7
Changes in estimate	0.6	2.6
Amounts paid	(1.6)	(5.1)
Remediation liability at the end of the quarter	$25.5	$37.2
The reserve balance as of April 4, 2026 includes $11.1 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $14.4 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to April 4, 2026 are as follows:

(In millions)	2026	2027	2028	2029	Thereafter
Minimum royalties	$1.1	$1.3	$1.4	$1.5	$—
Minimum advertising	1.0	3.0	3.1	—	—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.2 million and $0.3 million for the quarters ended April 4, 2026 and March 29, 2025, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.3 million and $0.5 million for the quarters ended April 4, 2026 and March 29, 2025, respectively.

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
The Company also reports “Other” and “Corporate” categories. The Other category consists of Hush Puppies® footwear and apparel, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail store and the Stride Rite® licensed business. The Corporate category consists of unallocated corporate expenses such as corporate employee costs, corporate facility costs, IT costs, reorganization activities, impairment of long-lived assets and environmental and other related costs.
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

	Quarter Ended April 4, 2026
(In millions)	Active Group	Work Group	Other	Corporate	Total
Revenue	$371.6	$75.7	$10.3	$—	$457.6
Cost of goods sold	192.2	47.0	1.3	(0.7)	239.8
Operating expenses	113.0	22.2	1.9	46.8	183.9
Operating income	$66.4	$6.5	$7.1	$(46.1)	$33.9
Interest expense, net					6.5
Other income, net					(0.2)
Earnings before income taxes					$27.6

Depreciation and amortization expense	$1.5	$—	$0.3	$3.4	$5.2
Capital expenditures	$0.9	$—	$—	$0.8	$1.7

	Quarter Ended March 29, 2025
(In millions)	Active Group	Work Group	Other	Corporate	Total
Revenue	$326.7	$74.8	$10.8	$—	$412.3
Cost of goods sold	166.5	47.7	1.3	0.7	216.2
Operating expenses	102.1	20.0	2.0	51.0	175.1
Operating income	$58.1	$7.1	$7.5	$(51.7)	$21.0
Interest expense, net					8.0
Other income, net					(1.5)
Earnings before income taxes					$14.5

Depreciation and amortization expense	$1.5	$0.1	$0.3	$4.2	$6.1
Capital expenditures	$0.4	$—	$0.9	$6.3	$7.6

(In millions)	April 4, 2026	January 3, 2026	March 29, 2025
Total assets:
Active Group	$1,048.7	$979.6	$1,072.2
Work Group	226.2	245.4	238.8
Other	88.0	87.7	93.6
Corporate	277.1	396.6	286.5
Total	$1,640.0	$1,709.3	$1,691.1
Goodwill:
Active Group	$319.8	$321.3	$317.5
Work Group	60.9	61.1	60.5
Other	48.9	48.9	49.1
Total	$429.6	$431.3	$427.1

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
The Company’s brands are marketed in approximately 170 countries and territories at April 4, 2026, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At April 4, 2026, the Company operated 126 retail stores in the U.S., United Kingdom, Ireland and Italy and 38 direct-to-consumer eCommerce sites.
Known Trends Impacting Our Business
On February 20, 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the U.S. were unauthorized. The total amount of IEEPA tariffs paid by the Company as of the date of the ruling was approximately $36 million. While the process for reimbursement became available on April 20, 2026, the timing and amount of any potential refunds for previously collected tariffs remains uncertain and may be subject to further legal and regulatory developments. At this time, no loss recovery of any IEEPA tariffs paid has been recorded in the Company’s first quarter condensed consolidated financial statements. The Company will continue to monitor changes to the import and export policies of the U.S. and other countries that could impact its financial position, results of operations and cash flows.
The Middle East represents approximately 1% of total revenue and is managed by third-party distributors. The Company is closely monitoring the ongoing conflict in the Middle East to determine the potential impacts on the Company’s business, which may include a reduction in distributor revenue and an increase in product input costs and transportation costs associated with elevated oil costs.
2026 FINANCIAL OVERVIEW
•Revenue was $457.6 million for the first quarter of 2026, representing an increase of 11.0% compared to the first quarter of 2025.
•Gross margin was 47.6% in the first quarter of 2026 compared to 47.6% in the first quarter of 2025.
•The effective tax rates in the first quarters of 2026 and 2025 were 18.8% and 8.9%, respectively.
•Diluted earnings per share for the first quarter of 2026 was $0.24 compared to $0.15 for the first quarter of 2025.
•The Company declared cash dividends of $0.10 per share in the first quarters of both 2026 and 2025.
•Cash flow used in operating activities was $83.2 million for the first quarter of 2026 compared to $83.8 million for the first quarter of 2025.
•Compared to the first quarter of 2025, inventory as of the end of the first quarter of 2026 increased $1.1 million, or 0.4%.

RESULTS OF OPERATIONS

	Quarter Ended
(In millions, except per share data)	April 4, 2026	March 29, 2025	Percent Change
Revenue	$457.6	$412.3	11.0%
Cost of goods sold	239.8	216.2	10.9%
Gross profit	217.8	196.1	11.1%
Selling, general and administrative expenses	182.7	172.0	6.2%
Environmental and other related costs, net of recoveries	1.2	3.1	(61.3)%
Operating profit	33.9	21.0	61.4%
Interest expense, net	6.5	8.0	(18.8)%
Other income, net	(0.2)	(1.5)	86.7%
Earnings before income taxes	27.6	14.5	90.3%
Income tax expense	5.2	1.3	300.0%
Net earnings	22.4	13.2	69.7%
Less: net earnings attributable to noncontrolling interests	2.2	1.1	100.0%
Net earnings attributable to Wolverine World Wide, Inc.	$20.2	$12.1	66.9%
Diluted earnings per share	$0.24	$0.15	60.0%
REVENUE
Revenue was $457.6 million for the first quarter of 2026, representing an increase of $45.3 million compared to the first quarter of 2025. The change in revenue reflected a $44.9 million, or 13.7%, increase from the Active Group, a $0.9 million, or 1.2%, increase from the Work Group, and a $0.5 million, or 4.6%, decrease from the Other category. The Active Group’s revenue increase was primarily driven by an increase of $26.1 million from Saucony® and $19.1 million from Merrell®. The Work Group’s revenue increase was primarily driven by increases of $0.9 million from HYTEST® and $0.8 million from Harley-Davidson®, partially offset by a decrease of $1.0 million from Wolverine®. The decrease in Other revenue was primarily driven by a decrease in Hush Puppies® royalty revenue. Changes in foreign exchange rates increased revenue by $15.4 million during the first quarter of 2026. Direct-to-consumer revenue increased during the first quarter of 2026 by $2.9 million, or 3.0%, compared to the first quarter of 2025.
GROSS MARGIN
Gross margin was 47.6% in the first quarter of 2026 compared to 47.6% in the first quarter of 2025. Higher tariff costs in the first quarter of 2026 were offset by price increases and by a favorable mix shift toward more full-price sales.
OPERATING EXPENSES
Operating expenses increased $8.8 million, from $175.1 million in the first quarter of 2025 to $183.9 million in the first quarter of 2026. The increase was primarily driven by higher advertising costs ($8.0 million), higher selling costs ($5.5 million), higher distribution costs ($2.2 million), and higher incentive compensation costs ($0.9 million), partially offset by lower general and administrative costs ($4.4 million), lower environmental and other related costs, net of insurance recoveries ($1.9 million) and 2025 reorganization costs that did not reoccur ($1.8 million).
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $6.5 million in the first quarter of 2026 compared to $8.0 million in the first quarter of 2025. The decrease in interest expense is primarily due to lower average principal balances of variable rate debt.
Other income was $0.2 million in the first quarter of 2026, compared to other income of $1.5 million in the first quarter of 2025.
The effective tax rates in the first quarter of 2026 and 2025 were 18.8% and 8.9%, respectively. The increase in the effective tax rate between 2026 and 2025 was primarily related to changes in the income mix among jurisdictions with differing tax rates and the decreased impact of discrete benefits on the tax rate in the current year due to higher pretax income.

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
The Company also reports “Other” and “Corporate” categories. The Other category consists of Hush Puppies® footwear and apparel, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail store and the Stride Rite® licensed business. The Corporate category consists of unallocated corporate expenses, such as corporate employee costs, corporate facility costs, IT costs, reorganization activities, impairment of long-lived assets and environmental and other related costs.
The reportable segment results are as follows:

	Quarter Ended
(In millions)	April 4, 2026	March 29, 2025	Change	Percent Change
REVENUE
Active Group	$371.6	$326.7	$44.9	13.7%
Work Group	75.7	74.8	0.9	1.2%
Other	10.3	10.8	(0.5)	(4.6)%
Total	$457.6	$412.3	$45.3	11.0%
OPERATING PROFIT (LOSS)
Active Group	$66.4	$58.1	$8.3	14.3%
Work Group	6.5	7.1	(0.6)	(8.5)%
Other	7.1	7.5	(0.4)	(5.3)%
Corporate	(46.1)	(51.7)	5.6	10.8%
Total	$33.9	$21.0	$12.9	61.4%
Further information regarding the reportable segments can be found in Note 16 to the consolidated condensed financial statements.
Active Group
The Active Group’s revenue increased $44.9 million, or 13.7%, in the first quarter of 2026 compared to the first quarter of 2025. The revenue increase was primarily driven by increases of $26.1 million from Saucony® and $19.1 million from Merrell®. The Saucony® increase was primarily driven by strength in the EMEA wholesale channel and international third-party distributor business growth. The Merrell® increase was primarily driven by growth in the core Moab Speed franchises and new product in the lifestyle category, particularly in the wholesale channel.
The Active Group’s operating profit increased $8.3 million, or 14.3%, in the first quarter of 2026 compared to the first quarter of 2025. The operating profit increase was due to revenue increases, partially offset by an 80 basis point decrease in gross margin and a $10.9 million increase in selling, general and administrative expenses. The decrease in gross margin in the current year period was primarily due to increased U.S. tariff costs and unfavorable product mix. The increase in selling, general and administrative expenses in the current year period was primarily due to higher advertising and selling costs.
Work Group
The Work Group’s revenue increased $0.9 million, or 1.2%, in the first quarter of 2026 compared to the first quarter of 2025. The Work Group’s revenue increase was primarily driven by $0.9 million from HYTEST® and $0.8 million from Harley-Davidson®, partially offset by decreases of $1.0 million from Wolverine®. The HYTEST® increase was primarily due to increases in consumer demand and higher closeout sales. The Harley-Davidson® increase was primarily due to increased consumer demand in the U.S. wholesale channels and new retail distribution. The Wolverine® decrease was primarily due to softer consumer demand within apparel and accessories and declines in international EMEA and Latin America markets due to a transition from third-party distributors to third-party licensees.

The Work Group’s operating profit decreased $0.6 million, or 8.5%, in the first quarter of 2026 compared to the first quarter of 2025. The operating profit decrease was due to a $2.1 million increase in selling, general and administrative expenses, partially offset by a 160 basis point increase in gross margin. The increase in selling, general and administrative expenses in the current year period was primarily due to higher advertising costs. The increase in gross margin in the current year period was primarily due to a favorable product mix within the international third party channel, partially offset by higher U.S. tariffs.
Other
The Other category’s revenue decreased $0.5 million, or 4.6%, in the first quarter of 2026 compared to the first quarter of 2025. The revenue decrease was primarily driven by a decrease in Hush Puppies® royalty revenue.
Other operating profit decreased $0.4 million, or 5.3%, in the first quarter of 2026 compared to the first quarter of 2025. The operating profit decrease in the first quarter of 2026 was primarily due to lower Hush Puppies® royalty income.
Corporate
Corporate expenses decreased $5.6 million in the first quarter of 2026 compared to the first quarter of 2025, primarily due to lower corporate general and administrative costs ($2.7 million), lower environmental and other related costs ($1.9 million), lower reorganization activities ($1.8 million), lower bad debt expense ($0.7 million), partially offset by higher incentive compensation costs ($0.9 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	April 4, 2026	January 3, 2026	March 29, 2025
Cash and cash equivalents	$119.6	$206.3	$106.5
Debt	638.9	621.7	710.8
Unborrowed revolving credit facility (1)	492.9	510.5	659.0
(1)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.
Liquidity
Cash and cash equivalents of $119.6 million as of April 4, 2026 were $13.1 million higher compared to March 29, 2025. The increase is due primarily to cash provided by operating activities of $140.6 million, proceeds from the exercise of stock options of $12.1 million, and proceeds from company owned life insurance of $2.2 million, partially offset by net repayments of debt of $73.0 million, cash dividends paid of $33.5 million, purchases of common stock of $14.5 million, employee taxes paid under stock-based compensation of $11.1 million, additions to property, plant and equipment of $8.6 million, and cash used in other investing activities of $1.5 million. The Company had $492.9 million of unborrowed under the Revolving Facility as of April 4, 2026. Cash and cash equivalents located in foreign jurisdictions totaled $92.9 million as of April 4, 2026.
Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends and for general corporate purposes.
The Company did not repurchase shares of its common stock during the first quarter of both 2026 and 2025.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual affected site. As of April 4, 2026, the Company had a reserve of $25.5 million, of which $11.1 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities and the remaining $14.4 million is recorded in other liabilities and is expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.

Financing Arrangements
On September 24 2025, the Company entered into a 2025 Replacement Facility Amendment and Reaffirmation Agreement (the “Credit Agreement”) to replace the existing revolving credit facility and term loan A facility. The Credit Agreement provides for a revolving credit facility (the “Revolving Facility”). The maturity date of the loans under the Revolving Facility is September 24, 2030. The Credit Agreement provides for a debt capacity of up to an aggregate debt amount (including existing revolver commitment amounts in addition to permitted incremental debt) not to exceed $850.0 million. The Revolving Facility allows the Company to borrow up to an aggregate amount of $600.0 million.
The Company’s $550.0 million 4.0% senior notes issued on August 26, 2021 are due on August 15, 2029. Related interest payments are due semi-annually. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
As of April 4, 2026, the Company was in compliance with all covenants and performance ratios under the credit agreement.
The Company’s debt at April 4, 2026 totaled $638.9 million compared to $621.7 million at January 3, 2026. The Company expects to use the current borrowings to fund organic growth initiatives and for general corporate purposes. The increased debt position is due to higher borrowings under the Revolving Facility mainly resulting from operating cash outflows, partially offset by lower cash balances.
Cash Flows
The following table summarizes cash flow activities:

	Quarter Ended
(In millions)	April 4, 2026	March 29, 2025
Net cash used in operating activities	$(83.2)	$(83.8)
Net cash used in investing activities	(1.9)	(7.9)
Net cash provided by financing activities	0.4	46.6
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first quarter of 2026, an increase in net working capital represented a use of cash of $115.2 million. Working capital balances were unfavorably impacted by a decrease in other operating liabilities of $55.0 million, a decrease in accounts payable of $35.5 million, an increase in accounts receivable of $21.4 million, an increase in inventories of $7.6 million, partially offset by a decrease in other operating assets of $4.3 million. Operating cash flows included adjustments for stock-based compensation expense of $5.8 million, depreciation and amortization expense adjustment of $5.2 million, environmental and other related costs, net of cash payments and recoveries received, cash outflow of $1.9 million, and deferred income taxes of $0.2 million.
Investing Activities
The Company made capital expenditures of $1.7 million and $7.6 million in the first quarter of 2026 and 2025, respectively, for corporate headquarters building improvements, eCommerce site and information system enhancements, and store openings.
Financing Activities
The current year debt activity includes net borrowings under the Revolving Facility of $17.0 million. The Company paid $2.5 million in principal payments associated with its long-term debt during the first quarter of 2025. The Company paid $8.1 million and $7.7 million during the first quarter of 2026 and 2025, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans. The Company received cash proceeds from the exercise of stock options of $0.2 million and $0.3 million during the first quarter of 2026 and 2025. The Company did not repurchase its shares in the first quarter of 2026 or 2025.
The Company declared cash dividends of $0.10 per share during the first quarter of 2026 and 2025. Dividends paid in the first quarter of 2026 and 2025 totaled $8.7 million and $8.5 million, respectively. A quarterly dividend of $0.10 per share was declared on May 6, 2026 to stockholders of record on July 1, 2026.

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
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported. For information regarding our critical accounting policies refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2025 Form 10-K. Management believes there have been no material changes in those critical accounting policies.

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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, the United Kingdom, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of April 4, 2026 and March 29, 2025, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $302.6 million and $255.3 million, respectively, with maturities ranging up to 538 and 538 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of April 4, 2026, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $7.7 million from their value as of January 3, 2026. As of March 29, 2025, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $7.7 million from their value as of December 28, 2024.
The Company is exposed to interest rate changes primarily as a result of interest expense on any borrowings under the Revolving Facility. The Company’s total variable-rate debt was $92.0 million at April 4, 2026.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4.    Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended April 4, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.    Legal Proceedings
The Company is involved in litigation and various legal matters arising in the normal course of business, including certain environmental compliance activities. For a discussion of legal matters, refer to Note 15 to the Company’s consolidated condensed financial statements.
ITEM 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” in the Company’s 2025 Form 10-K, which could materially adversely affect our business, financial condition, or future results. There have been no material changes in the assessment of the Company’s risk factors from those set forth in the Company’s 2025 Form 10-K.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the first quarter of 2026.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (January 3, 2026 to February 7, 2026)
Common Stock Repurchase Program(1)	—	—	—	$135,486,851
Employee Transactions(2)	220,172	18.46	—
Period 2 (February 8, 2026 to March 7, 2026)
Common Stock Repurchase Program(1)	—	—	—	$135,486,851
Employee Transactions(2)	219,217	18.57	—
Period 3 (March 8, 2026 to April 4, 2026)
Common Stock Repurchase Program(1)	—	—	—	$135,486,851
Employee Transactions(2)	—	—	—
Total for the First Quarter Ended April 4, 2026
Common Stock Repurchase Program(1)	—	—	—	$135,486,851
Employee Transactions(2)	439,389	18.51	—
(1)On March 7, 2024, the Company’s Board of Directors approved a common stock repurchase program that authorized the repurchase of $150.0 million of common stock over a three-year period. Since that date, the Company repurchased $14.5 million of common stock.
(2)Employee transactions include restricted shares and units withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted shares and units. The Company’s employee stock compensation plans provide that the shares delivered or attested to, or withheld, shall be valued at the closing price of the Company’s common stock on the date the relevant transaction occurs.
ITEM 5.    Other Information
(c) On March 11, 2026, Jeffrey M. Boromisa, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 125,000 shares of Wolverine World Wide, Inc. common stock between July 1, 2026 and June 30, 2027, subject to certain conditions.

ITEM 6.    Exhibits
Exhibits filed as a part of this Form 10-Q are incorporated by reference herein.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 7, 2022.

10.1	Form of Performance Stock Unit Agreement (2026 - 2028 performance period).*

31.1	Certification of Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2026, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income (Loss); (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2026, formatted in Inline XBRL (included in Exhibit 101).

* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

May 14, 2026	/s/ Christopher E. Hufnagel
Date	Christopher E. Hufnagel President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory for Registrant)

May 14, 2026	/s/ Taryn L. Miller
Date	Taryn L. Miller Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)