Form 10-Q
period 2026-07-04
WOLVERINE WORLD WIDE INC /DE/
filed 2026-08-13
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 82,066,339 shares of common stock, $1 par value, outstanding as of July 27, 2026.

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
•strategic actions, including new initiatives and ventures, acquisitions and dispositions;
•risks related to stockholder activism;
•the risk of impairment to goodwill and other intangibles; and
•the success of the Company's restructuring and realignment initiatives undertaken from time to time.
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

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenue	$506.4	$474.2	$964.0	$886.5
Cost of goods sold	271.1	250.2	510.9	466.4
Gross profit	235.3	224.0	453.1	420.1
Selling, general and administrative expenses	187.4	182.4	370.1	354.4
Environmental and other related costs, net of recoveries	0.6	0.9	1.8	4.0
Operating profit	47.3	40.7	81.2	61.7
Other expenses:
Interest expense, net	7.1	8.5	13.6	16.5
Other income, net	(0.6)	(1.4)	(0.8)	(2.9)
Total other expense, net	6.5	7.1	12.8	13.6
Earnings before income taxes	40.8	33.6	68.4	48.1
Income tax expense	7.9	4.6	13.1	5.9
Net earnings	$32.9	$29.0	$55.3	$42.2
Less: net earnings attributable to noncontrolling interests	1.7	2.2	3.9	3.3
Net earnings attributable to Wolverine World Wide, Inc.	$31.2	$26.8	$51.4	$38.9

Net earnings per share (see Note 3):
Basic	$0.37	$0.32	$0.61	$0.47
Diluted	$0.37	$0.32	$0.61	$0.47

Comprehensive income	$37.6	$37.9	$58.2	$53.5
Less: comprehensive income attributable to noncontrolling interests	1.9	2.8	4.1	3.8
Comprehensive income attributable to Wolverine World Wide, Inc.	$35.7	$35.1	$54.1	$49.7

Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	July 4, 2026	January 3, 2026	June 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$158.5	$206.3	$141.0
Accounts receivable, less allowances of $6.6, $7.0 and $9.4	221.1	162.1	255.4
Inventories, net	269.3	274.2	324.5
Prepaid expenses and other current assets	87.3	86.8	88.8
Total current assets	736.2	729.4	809.7
Property, plant and equipment, net of accumulated depreciation of $243.1, $235.9 and $241.4	76.7	80.6	90.6
Lease right-of-use assets, net	107.0	99.9	106.3
Goodwill	429.9	431.3	432.6
Indefinite-lived intangibles	179.0	180.2	181.8
Amortizable intangibles, net	27.7	29.3	31.3
Deferred income taxes	81.7	84.1	95.3
Other assets	68.5	74.5	67.5
Total assets	$1,706.7	$1,709.3	$1,815.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$189.7	$174.7	$228.6
Accrued salaries and wages	24.9	43.1	30.0
Other accrued liabilities	169.1	193.3	206.9
Lease liabilities	37.5	35.0	36.3
Current maturities of long-term debt	—	—	10.0
Borrowings under revolving credit agreements	54.0	75.0	135.0
Total current liabilities	475.2	521.1	646.8
Long-term debt, less current maturities	547.1	546.7	563.5
Accrued pension liabilities	54.1	56.4	69.8
Deferred income taxes	29.0	28.6	28.6
Lease liabilities, noncurrent	106.8	105.3	115.7
Other liabilities	26.1	28.1	27.1
Stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 116,342,136, 115,472,632, and 114,591,849 shares issued	116.3	115.5	114.6
Additional paid-in capital	410.0	406.8	386.4
Retained earnings	951.6	917.2	877.3
Accumulated other comprehensive loss	(123.7)	(126.4)	(137.0)
Cost of shares in treasury; 34,283,256, 34,285,955, and 33,388,790 shares	(905.0)	(905.1)	(890.7)
Total Wolverine World Wide, Inc. stockholders’ equity	449.2	408.0	350.6
Noncontrolling interest	19.2	15.1	13.0
Total stockholders’ equity	468.4	423.1	363.6
Total liabilities and stockholders’ equity	$1,706.7	$1,709.3	$1,815.1
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Year-To-Date Ended
(In millions)	July 4, 2026	June 28, 2025
OPERATING ACTIVITIES
Net earnings	$55.3	$42.2
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	10.5	12.5
Deferred income taxes	0.3	0.2
Stock-based compensation expense	12.4	12.6
Pension and SERP expense	—	(0.3)
Environmental and other related costs, net of cash payments	(4.0)	(6.8)
Other	(5.0)	(5.1)
Changes in operating assets and liabilities:
Accounts receivable	(57.2)	(38.0)
Inventories	3.9	(69.6)
Other operating assets	4.3	(8.7)
Accounts payable	14.4	22.1
Other operating liabilities	(31.5)	(0.3)
Net cash provided by (used in) operating activities	3.4	(39.2)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(4.1)	(11.0)
Other	(0.5)	(0.9)
Net cash used in investing activities	(4.6)	(11.9)
FINANCING ACTIVITIES
Payments under revolving credit agreements	(256.0)	(171.0)
Borrowings under revolving credit agreements	235.0	236.0
Payments on long-term debt	—	(5.0)
Cash dividends paid	(17.0)	(16.7)
Employee taxes paid under stock-based compensation plans	(8.5)	(8.5)
Proceeds from the exercise of stock options	0.2	0.5
Net cash provided by (used in) financing activities	(46.3)	35.3
Effect of foreign exchange rate changes	(0.3)	4.7
Decrease in cash and cash equivalents	(47.8)	(11.1)
Cash and cash equivalents at beginning of the year	206.3	152.1
Cash and cash equivalents at end of the quarter	$158.5	$141.0
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at March 29, 2025	$114.4	$380.3	$858.5	$(145.3)	$(890.7)	$10.2	$327.4
Net earnings			26.8			2.2	29.0
Other comprehensive income				8.3		0.6	8.9
Shares issued, net of shares forfeited under stock incentive plans (146,419 shares)	0.2	(1.0)					(0.8)
Shares issued for stock options exercised, net (10,214 shares)	—	0.2					0.2
Stock-based compensation expense		6.9					6.9
Cash dividends declared ($0.10 per share)			(8.0)				(8.0)
Balance at June 28, 2025	$114.6	$386.4	$877.3	$(137.0)	$(890.7)	$13.0	$363.6

Balance at April 4, 2026	$116.3	$403.8	$928.9	$(128.2)	$(905.1)	$17.3	$433.0
Net earnings			31.2			1.7	32.9
Other comprehensive income				4.5		0.2	4.7
Shares issued, net of shares forfeited under stock incentive plans (67,953 shares)	—	(0.4)					(0.4)
Stock-based compensation expense		6.6					6.6
Cash dividends declared ($0.10 per share)			(8.5)				(8.5)
Issuance of treasury shares (1,386 shares)		—			0.1		0.1
Balance at July 4, 2026	$116.3	$410.0	$951.6	$(123.7)	$(905.0)	$19.2	$468.4
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 28, 2024	$113.7	$382.7	$855.1	$(147.8)	$(890.8)	$9.2	$322.1
Net earnings			38.9			3.3	42.2
Other comprehensive income				10.8		0.5	11.3
Shares issued, net of shares forfeited under stock incentive plans (841,030 shares)	0.9	(9.4)					(8.5)
Shares issued for stock options exercised, net (29,214 shares)	—	0.5					0.5
Stock-based compensation expense		12.6					12.6
Cash dividends declared ($0.20 per share)			(16.7)				(16.7)
Issuance of treasury shares (3,795 shares)		—			0.1		0.1
Balance at June 28, 2025	$114.6	$386.4	$877.3	$(137.0)	$(890.7)	$13.0	$363.6

Balance at January 3, 2026	$115.5	$406.8	$917.2	$(126.4)	$(905.1)	$15.1	$423.1
Net earnings			51.4			3.9	55.3
Other comprehensive income				2.7		0.2	2.9
Shares issued, net of shares forfeited under stock incentive plans (858,357 shares)	0.8	(9.4)					(8.6)
Shares issued for stock options exercised, net (11,147 shares)	—	0.2					0.2
Stock-based compensation expense		12.4					12.4
Cash dividends declared ($0.20 per share)			(17.0)				(17.0)
Issuance of treasury shares (2,699 shares)		—			0.1		0.1
Balance at July 4, 2026	$116.3	$410.0	$951.6	$(123.7)	$(905.0)	$19.2	$468.4

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION
Nature of Operations
Wolverine World Wide, Inc. (the “Company”) is a global footwear and apparel company driven by a vision to Make. Every Day. Better. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, HYTEST®, Merrell®, Saucony®, Stride Rite®, Sweaty Betty® and Wolverine®. The Company’s products are marketed worldwide through owned operations, through licensing and distribution arrangements with third parties, and through joint ventures. The Company also operates retail stores and eCommerce sites to market both its branded footwear and apparel.
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

Standard	Description	Effect on the Financial Statements
ASU 2024-03, Disaggregation of Income Statement Expenses	Requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The ASU should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software	Modernizes the accounting for software costs with how software is developed today, clarifies when to begin capitalizing costs and enhances disclosure requirements. The ASU is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.

3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$31.2	$26.8	$51.4	$38.9
Adjustment for earnings allocated to non-vested restricted common stock	(0.8)	(0.9)	(1.3)	(1.3)
Net earnings used in calculating basic and diluted earnings per share	$30.4	$25.9	$50.1	$37.6
Denominator:
Weighted average shares outstanding	82.0	81.1	81.9	80.9
Net earnings per share:
Basic	$0.37	$0.32	$0.61	$0.47
Diluted	$0.37	$0.32	$0.61	$0.47
For the quarter and year-to-date ended July 4, 2026, 113,952 and 122,701 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the quarter and year-to-date ended June 28, 2025, 876,607 and 363,937 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Year-To-Date Ended
(In millions)	July 4, 2026	June 28, 2025
Goodwill balance at beginning of the year	$431.3	$424.6
Foreign currency translation effects	(1.4)	8.0
Goodwill balance at end of the quarter	$429.9	$432.6
Goodwill balances are net of accumulated impairment charges. Accumulated impairment charges were $48.4 million as of July 4, 2026 and June 28, 2025, and are related to the Sweaty Betty® reporting unit, which is part of the Active Group reportable segment.
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $179.0 million, $180.2 million, and $181.8 million as of July 4, 2026, January 3, 2026, and June 28, 2025, respectively. The Company conducted an interim impairment assessment as of July 4, 2026 and determined that there were no triggering events indicating impairment of the Company’s goodwill and indefinite-lived intangible assets.
For the Sweaty Betty® reporting unit included in the fiscal year 2025 annual impairment test, the estimated fair value of the reporting unit exceeded the carrying value by 16%. The Sweaty Betty® trade name was valued using the income approach, specifically the multi-period excess earnings method. The key assumptions used in the valuations were revenue growth, EBITDA margin, and the discount rate. Although the Company believes the estimates and assumptions used in the valuations were appropriate, it is possible assumptions could change in future periods. The risk of future impairment to the Sweaty Betty® trade name and Sweaty Betty® goodwill depend on assumptions used in the determination of the trade name's and reporting unit's fair value, such as revenue growth, EBITDA margin, taxes, depreciation and amortization margin, discount rate, and assumed tax rate, or if macroeconomic conditions deteriorate and adversely affect the values of the Company's Sweaty Betty® trade name and the Sweaty Betty® reporting unit. A future impairment charge of the Sweaty Betty® trade name and the Sweaty Betty® reporting unit goodwill could have an adverse material effect on the Company's consolidated financial results. The carrying values of the Company’s Sweaty Betty® trade name indefinite-lived intangible asset and the Sweaty Betty® reporting unit goodwill were $104.3 million and $55.6 million, respectively, as of July 4, 2026.

5.ACCOUNTS RECEIVABLE
The Company and certain of its subsidiaries sell, on a continuous basis without recourse, their trade receivables to Rockford ARS, LLC (“Rockford ARS”), a wholly-owned bankruptcy-remote subsidiary of the Company. Rockford ARS entered into a receivables purchase agreement (“RPA”) to sell up to $125.0 million of receivables to certain purchasers (the “Purchasers”) on a recurring basis in exchange for cash (referred to as “capital” in the RPA) equal to the gross receivables transferred. The parties intend that the transfers of receivables to the Purchasers constitute purchases and sales of receivables. Rockford ARS has guaranteed to each Purchaser the prompt payment of sold receivables, and has granted a security interest in its assets for the benefit of the Purchasers. Under the RPA, which has a maturity date of September 25, 2028, each Purchaser’s share of capital accrues yield at a floating rate plus an applicable margin. The Company is the master servicer under the RPA, and is responsible for administering and collecting receivables.
The proceeds of the RPA are classified as operating activities in the Company's consolidated condensed statement of cash flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections of the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $156.9 million and $306.0 million for the quarter and year-to-date ended July 4, 2026, respectively. Total receivables sold under the RPA were $135.7 million and $248.3 million for the quarter and year-to-date ended June 28, 2025, respectively. Total cash collections under the RPA were $152.6 million and $293.4 million in the quarter and year-to-date ended July 4, 2026, respectively. Total cash collections under the RPA were $126.9 million and $249.5 million in the quarter and year-to-date ended June 28, 2025, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
As of the fiscal quarters ended July 4, 2026 and June 28, 2025, the amount sold to the Purchasers under the RPA was $125.0 million and $111.3 million, respectively, which was derecognized from the consolidated condensed balance sheets. As collateral against sold receivables, Rockford ARS maintains a certain level of unsold receivables, which were $65.4 million and $53.4 million as of the fiscal quarters ended July 4, 2026 and June 28, 2025, respectively.
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

	Quarter Ended July 4, 2026			Quarter Ended June 28, 2025
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$285.8	$102.6	$388.4	$253.5	$102.0	$355.5
Work Group	97.7	8.1	105.8	99.0	8.5	107.5
Other	11.2	1.0	12.2	10.1	1.1	11.2
Total Revenue	$394.7	$111.7	$506.4	$362.6	$111.6	$474.2

	Year-To-Date Ended July 4, 2026			Year-To-Date Ended June 28, 2025
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$567.1	$192.9	$760.0	$492.6	$189.6	$682.2
Work Group	165.3	16.3	181.6	165.9	16.4	182.3
Other	20.6	1.8	22.4	20.0	2.0	22.0
Total Revenue	$753.0	$211.0	$964.0	$678.5	$208.0	$886.5
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company was due $23.9 million of remaining fixed transaction price under its license agreements as of July 4, 2026, which it expects to recognize per the terms of its contracts over the course of time through December 2028. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
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
The Company’s contract balances are as follows:

(In millions)	July 4, 2026	January 3, 2026	June 28, 2025
Product returns reserve	$8.0	$11.8	$9.9
Other sales incentives reserve	2.7	3.0	2.8
Customer rebates liability	14.4	12.7	11.6
Customer advances liability	5.2	5.6	7.5
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
7.DEBT
Total debt consists of the following obligations:

(In millions)	July 4, 2026	January 3, 2026	June 28, 2025
Term Facility	$—	$—	$27.5
Senior Notes, 4.000% interest, due August 15, 2029	550.0	550.0	550.0
Borrowings under revolving credit agreements	54.0	75.0	135.0
Unamortized deferred financing costs	(2.9)	(3.3)	(4.0)
Total debt	$601.1	$621.7	$708.5
On September 24, 2025, the Company entered into a 2025 Replacement Facility Amendment and Reaffirmation Agreement (the “Credit Agreement”) to replace the previous revolving credit facility and term loan A facility. The new Credit Agreement provides for a revolving credit facility of $600.0 million (the “Revolving Facility”). The maturity date of the loans under the Revolving Facility is September 24, 2030. The Credit Agreement provides for a debt capacity of up to an aggregate debt amount (including existing revolver commitment amounts in addition to permitted incremental debt) not to exceed $850.0 million.
The Revolving Facility also includes a $75.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Facility (or the prior revolving credit facility, as applicable) of $23.2 million, $14.5 million and $11.7 million as of July 4, 2026, January 3, 2026 and June 28, 2025, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Facility.
Loans under the Revolving Facility bear interest at a variable rate equal to either (i) the applicable base rate or (ii) the Secured Overnight Financing Rate (“SOFR”), plus in each case an interest margin determined by the Company’s net total leverage ratio, with a range of base rate margins from 0.25% to 1.25%, and a range of SOFR margins from 1.25% to 2.25%. At July 4, 2026, the Revolving Facility had a weighted-average interest rate of 6.32%.

The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Revolving Facility also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Revolving Facility requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Revolving Facility). As of July 4, 2026, the Company was in compliance with all covenants and performance ratios under the Revolving Facility.
The Company’s $550.0 million 4.000% senior notes issued on August 26, 2021 are due on August 15, 2029. Related interest payments are due semi-annually. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company included in interest expense the amortization of deferred financing costs of $0.4 million and $0.9 million for the quarter and year-to-date ended July 4, 2026, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.5 million and $1.0 million for the quarter and year-to-date ended June 28, 2025, respectively.
8.LEASES
The following is a summary of the Company’s lease cost.

	Quarter Ended		Year-To-Date Ended
(In millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Operating lease cost	$8.9	$7.5	$17.0	$14.9
Variable lease cost	2.8	3.6	5.7	6.6
Short-term lease cost	—	0.3	0.7	0.7
Sublease income	(2.4)	(2.6)	(4.5)	(4.7)
Total lease cost	$9.3	$8.8	$18.9	$17.5
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Quarter Ended		Year-To-Date Ended
(In millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Cash paid for operating lease liabilities	$13.4	$10.7	$20.9	$19.8
Operating lease assets obtained in exchange for lease liabilities	9.2	7.0	23.1	11.0
The Company did not enter into any real estate leases with commencement dates subsequent to July 4, 2026.
9.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 538 days, 503 days, and 531 days as of July 4, 2026, January 3, 2026 and June 28, 2025, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity.
The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency transaction exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	July 4, 2026	January 3, 2026	June 28, 2025
Foreign exchange hedge contracts	$326.3	$248.1	$244.8
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	July 4, 2026	January 3, 2026	June 28, 2025
Financial assets:
Foreign exchange hedge contracts	$4.8	$0.1	$—
Financial liabilities:
Foreign exchange hedge contracts	$(0.4)	$(6.0)	$(13.0)
Foreign exchange hedge contract financial assets are recorded to prepaid expenses and other current assets and financial liabilities are recorded to other accrued liabilities on the consolidated condensed balance sheets.
10.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $6.6 million and $12.4 million, and related income tax benefits of $1.5 million and $2.6 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended July 4, 2026, respectively. The Company recognized compensation expense of $6.9 million and $12.6 million, and related income tax benefits of $1.4 million and $2.5 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended June 28, 2025, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
The Company granted restricted awards and performance awards as follows:

	Year-To-Date Ended July 4, 2026		Year-To-Date Ended June 28, 2025
	Company Shares Issued	Weighted-Average Grant Date Fair Value	Company Shares Issued	Weighted-Average Grant Date Fair Value
Restricted Awards	924,387	$17.66	745,217	$20.45
Performance Awards	549,164	$17.80	421,475	$22.19
11.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) income recognized by the Company.

	Quarter Ended		Year-To-Date Ended
(In millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Service cost pertaining to benefits earned during the period	$0.1	$0.5	$0.2	$1.0
Interest cost on projected benefit obligations	3.3	4.2	6.6	8.4
Expected return on pension assets	(3.4)	(4.4)	(6.8)	(8.9)
Net amortization income	—	(0.4)	—	(0.8)
Net pension income	$—	$(0.1)	$—	$(0.3)
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
The Company’s effective tax rates for the quarter and year-to-date ended July 4, 2026 were 19.5% and 19.2%, respectively. The Company’s effective tax rates for the quarter and year-to-date ended June 28, 2025 were 13.7% and 12.3%, respectively. The increase in the effective tax rates between 2026 and 2025 was primarily related to changes in the income mix among jurisdictions with differing tax rates and the decreased impact of discrete benefits on the tax rate in the current year due to higher pretax income.
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
The change in accumulated other comprehensive income (loss) during the quarters ended July 4, 2026 and June 28, 2025 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at March 29, 2025	$(125.1)	$(13.6)		$(6.6)		$(145.3)
Other comprehensive income (loss) before reclassifications (1)	17.6	(7.2)		—		10.4
Amounts reclassified from accumulated other comprehensive loss	—	(2.5)	(2)	(0.4)	(3)	(2.9)
Income tax expense	—	0.7		0.1		0.8
Net reclassifications	—	(1.8)		(0.3)		(2.1)
Net current-period other comprehensive income (loss) (1)	17.6	(9.0)		(0.3)		8.3
Balance at June 28, 2025	$(107.5)	$(22.6)		$(6.9)		$(137.0)

Balance at April 4, 2026	$(118.0)	$(11.2)		$1.0		$(128.2)
Other comprehensive income before reclassifications (1)	2.3	1.5		—		3.8
Amounts reclassified from accumulated other comprehensive income	—	1.0	(2)	—		1.0
Income tax benefit	—	(0.3)		—		(0.3)
Net reclassifications	—	0.7		—		0.7
Net current-period other comprehensive income (1)	2.3	2.2		—		4.5
Balance at July 4, 2026	$(115.7)	$(9.0)		$1.0		$(123.7)
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
(3)Amounts reclassified are included in the computation of net pension expense.

The change in accumulated other comprehensive income (loss) during the year-to-date periods ended July 4, 2026 and June 28, 2025 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at December 28, 2024	$(132.8)	$(8.7)		$(6.3)		$(147.8)
Other comprehensive income (loss) before reclassifications (1)	25.3	(10.9)		—		14.4
Amounts reclassified from accumulated other comprehensive loss	—	(4.0)	(2)	(0.8)	(3)	(4.8)
Income tax expense	—	1.0		0.2		1.2
Net reclassifications	—	(3.0)		(0.6)		(3.6)
Net current-period other comprehensive income (loss) (1)	25.3	(13.9)		(0.6)		10.8
Balance at June 28, 2025	$(107.5)	$(22.6)		$(6.9)		$(137.0)

Balance at January 3, 2026	$(110.3)	$(17.1)		$1.0		$(126.4)
Other comprehensive income (loss) before reclassifications (1)	(5.4)	7.0		—		1.6
Amounts reclassified from accumulated other comprehensive income	—	1.7	(2)	—		1.7
Income tax benefit	—	(0.6)		—		(0.6)
Net reclassifications	—	1.1		—		1.1
Net current-period other comprehensive income (loss) (1)	(5.4)	8.1		—		2.7
Balance at July 4, 2026	$(115.7)	$(9.0)		$1.0		$(123.7)
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	July 4, 2026	January 3, 2026	June 28, 2025
Foreign exchange hedge contracts - Financial assets	$4.8	$0.1	$—
Foreign exchange hedge contracts - Financial liabilities	$(0.4)	$(6.0)	$(13.0)
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

(In millions)	July 4, 2026	January 3, 2026	June 28, 2025
Carrying value	$601.1	$621.7	$708.5
Fair value	571.6	583.7	654.1

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
The parties settled the Landfill Suit in April 2026.
The final landfill owner that made the Disposal Claim agreed to negotiate before suit was filed and the parties settled on May 29, 2024.
There is one remaining pending Litigation Matter, the 2025 Suit. On February 18, 2026, the Company filed a motion to dismiss several claims made by the plaintiff. The motion was denied on May 6, 2026 and left open, which allows the Company to file a motion for summary judgment in the future. The Company intends to defend itself against all claims in the 2025 Suit.
For certain of the Litigation Matters described above, and as a result of the developments during the first two quarters of 2026, the Company increased its accrual by $0.6 million. The Company made related payments of $0.4 million in connection with the Litigation Matters described above during the first two quarters of 2026. As of July 4, 2026, the Company had recorded liabilities of $8.7 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities and other liabilities in the consolidated condensed balance sheets.
In December 2018, the Company filed a lawsuit against certain of its historic liability insurers, seeking to compel them to provide a defense against the Litigation Matters on the Company's behalf and coverage for remediation efforts undertaken by, and indemnity provided by, the Company. Following the last recovery payment received, the lawsuit was dismissed in December 2024.
Other Litigation
The Company is also involved in litigation incidental to its business and is a party to legal actions and claims, including, but not limited to, those related to employment, intellectual property, and consumer-related matters. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available to the Company and reserves for liabilities that the Company has recorded, along with applicable insurance, it is management’s opinion that the outcome of these items are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Year-To-Date Ended
(In millions)	July 4, 2026	June 28, 2025
Remediation liability at beginning of the year	$26.5	$39.7
Changes in estimate	0.6	2.6
Amounts paid	(3.8)	(7.5)
Remediation liability at the end of the quarter	$23.3	$34.8
The reserve balance as of July 4, 2026 includes $9.5 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $13.8 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to July 4, 2026 are as follows:

(In millions)	2026	2027	2028	2029	Thereafter
Minimum royalties	$0.8	$1.3	$1.4	$1.5	$—
Minimum advertising	—	3.0	3.1	—	—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.2 million and $0.4 million for the quarter and year-to-date ended July 4, 2026, respectively. For the quarter and year-to-date ended June 28, 2025, the Company incurred royalty expense in accordance with these agreements of $0.5 million and $0.8 million respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.3 million and $2.6 million for the quarter and year-to-date ended July 4, 2026, respectively. For the quarter and year-to-date ended June 28, 2025, the Company incurred advertising expense in accordance with these agreements of $1.1 million and $1.6 million, respectively.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of Hush Puppies® footwear and apparel, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail store and the Stride Rite® licensed business. The Corporate category consists of unallocated corporate expenses such as corporate employee costs, corporate facility costs, IT costs, reorganization activities, and environmental and other related costs.
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

	Quarter Ended July 4, 2026					Quarter Ended June 28, 2025
(In millions)	Active Group	Work Group	Other	Corporate	Total	Active Group	Work Group	Other	Corporate	Total
Revenue	$388.4	$105.8	$12.2	$—	$506.4	$355.5	$107.5	$11.2	$—	$474.2
Cost of goods sold	204.6	68.5	1.7	(3.7)	271.1	180.5	67.3	1.2	1.2	250.2
Operating expenses	112.6	20.6	2.0	52.8	188.0	110.3	19.9	1.9	51.2	183.3
Operating income	$71.2	$16.7	$8.5	$(49.1)	$47.3	$64.7	$20.3	$8.1	$(52.4)	$40.7
Interest expense, net					7.1					8.5
Other income, net					(0.6)					(1.4)
Earnings before income taxes					$40.8					$33.6

	Year-To-Date Ended July 4, 2026					Year-To-Date Ended June 28, 2025
(In millions)	Active Group	Work Group	Other	Corporate	Total	Active Group	Work Group	Other	Corporate	Total
Revenue	$760.0	$181.6	$22.4	$—	$964.0	$682.2	$182.3	$22.0	$—	$886.5
Cost of goods sold	396.8	115.5	3.0	(4.4)	510.9	347.0	115.0	2.5	1.9	466.4
Operating expenses	225.6	42.8	3.9	99.6	371.9	212.4	39.9	3.9	102.2	358.4
Operating income	$137.6	$23.3	$15.5	$(95.2)	$81.2	$122.8	$27.4	$15.6	$(104.1)	$61.7
Interest expense, net					13.6					16.5
Other income, net					(0.8)					(2.9)
Earnings before income taxes					$68.4					$48.1

Depreciation and amortization expense	$3.0	$0.1	$0.6	$6.8	$10.5	$3.1	$0.2	$0.6	$8.6	$12.5
Capital expenditures	$2.7	$—	$—	$1.4	$4.1	$1.9	$—	$0.5	$8.6	$11.0

(In millions)	July 4, 2026	January 3, 2026	June 28, 2025
Total assets:
Active Group	$1,066.0	$979.6	$1,111.6
Work Group	234.7	245.4	275.1
Other	88.7	87.7	91.0
Corporate	317.3	396.6	337.4
Total	$1,706.7	$1,709.3	$1,815.1
Goodwill:
Active Group	$320.0	$321.3	$322.2
Work Group	60.9	61.1	61.4
Other	49.0	48.9	49.0
Total	$429.9	$431.3	$432.6

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report.
BUSINESS OVERVIEW
The Company is a leading global footwear and apparel company driven by a vision to Make. Every Day. Better. The Company’s brands are sold in approximately 170 countries and territories at July 4, 2026, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At July 4, 2026, the Company operated 123 retail stores in the U.S., United Kingdom, Ireland and Italy and 38 direct-to-consumer eCommerce sites.
Known Trends Impacting Our Business
On February 20, 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the U.S. were unauthorized. In March 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to suspend collection of the invalidated tariffs and to establish a process to refund IEEPA tariffs previously collected. The total amount of IEEPA tariffs paid by the Company as of the date of the ruling was $35.9 million. The Company has submitted refund claims through the portal established by CBP for $34.0 million, excluding interest. Beginning on July 20, 2026, the Company has received cash of $6.9 million for a portion of the refund claims, with applicable interest.
The Company elected to apply the gain contingency model in accordance with ASC 450-30, Gain Contingency, to account for potential refunds. As of July 4, 2026, the Company has not recognized any tariff refunds as the amount and timing of any recoveries was uncertain. The Company will continue to monitor changes to the import and export policies of the U.S. and other countries that could impact its financial position, results of operations and cash flows.
The Company’s revenue from sales to customers in the Middle East represents approximately 1% of total revenue and is managed by third-party distributors. The Company is closely monitoring the ongoing conflict in the Middle East to determine the potential impacts on the Company’s business, which may include a reduction in distributor revenue and an increase in product input costs and transportation costs associated with elevated oil costs.
2026 FINANCIAL OVERVIEW
•Revenue was $506.4 million for the second quarter of 2026, representing an increase of 6.8% compared to the second quarter of 2025.
•Gross margin was 46.5% in the second quarter of 2026 compared to 47.2% in the second quarter of 2025.
•The effective tax rates in the second quarters of 2026 and 2025 were 19.5% and 13.7%, respectively.
•Diluted earnings per share for the second quarter of 2026 was $0.37 compared to $0.32 for the second quarter of 2025.
•The Company declared cash dividends of $0.10 per share in the second quarters of both 2026 and 2025.
•Cash flow provided by operating activities was $3.4 million for the first two quarters of 2026 compared to cash flow used in operating activities of $39.2 million for the first two quarters of 2025.
•Compared to the second quarter of 2025, inventory as of the end of the second quarter of 2026 decreased $55.2 million, or 17.0%.

RESULTS OF OPERATIONS

	Quarter Ended			Year-To-Date Ended
(In millions, except per share data)	July 4, 2026	June 28, 2025	Percent Change	July 4, 2026	June 28, 2025	Percent Change
Revenue	$506.4	$474.2	6.8%	$964.0	$886.5	8.7%
Cost of goods sold	271.1	250.2	8.4%	510.9	466.4	9.5%
Gross profit	235.3	224.0	5.0%	453.1	420.1	7.9%
Selling, general and administrative expenses	187.4	182.4	2.7%	370.1	354.4	4.4%
Environmental and other related costs, net of recoveries	0.6	0.9	(33.3)%	1.8	4.0	(55.0)%
Operating profit	47.3	40.7	16.2%	81.2	61.7	31.6%
Interest expense, net	7.1	8.5	(16.5)%	13.6	16.5	(17.6)%
Other income, net	(0.6)	(1.4)	57.1%	(0.8)	(2.9)	72.4%
Earnings before income taxes	40.8	33.6	21.4%	68.4	48.1	42.2%
Income tax expense	7.9	4.6	71.7%	13.1	5.9	122.0%
Net earnings	32.9	29.0	13.4%	55.3	42.2	31.0%
Less: net earnings attributable to noncontrolling interests	1.7	2.2	(22.7)%	3.9	3.3	18.2%
Net earnings attributable to Wolverine World Wide, Inc.	$31.2	$26.8	16.4%	$51.4	$38.9	32.1%
Diluted earnings per share	$0.37	$0.32	15.6%	$0.61	$0.47	29.8%
REVENUE
Revenue was $506.4 million for the second quarter of 2026, representing an increase of $32.2 million compared to the second quarter of 2025. The change in revenue reflected a $32.9 million, or 9.3%, increase from the Active Group, a $1.7 million, or 1.6%, decrease from the Work Group, and a $1.0 million, or 8.9%, increase from the Other category. The Active Group’s revenue increase was primarily driven by an increase of $17.6 million from Merrell® and $14.3 million from Saucony®. The Work Group’s revenue decrease was primarily driven by decreases of $2.3 million from Cat® and $1.9 million from Harley-Davidson®, partially offset by an increase of $2.5 million from Wolverine®. The increase in Other revenue was primarily driven by an increase in Hush Puppies® royalty revenue. Changes in foreign exchange rates increased revenue by $3.1 million during the second quarter of 2026. Direct-to-consumer revenue increased during the second quarter of 2026 by $0.1 million, or 0.1%, compared to the second quarter of 2025.
Revenue was $964.0 million for the first two quarters of 2026, representing an increase of $77.5 million compared to the first two quarters of 2025. The change in revenue reflected a $77.8 million, or 11.4%, increase from the Active Group, a $0.7 million, or 0.4%, decrease from the Work Group, and a $0.4 million, or 1.8%, increase from Other. The Active Group’s revenue increase was primarily driven by an increase of $40.4 million from Saucony® and $36.7 million from Merrell®. The Work Group’s revenue decrease was primarily driven by a decrease of $1.9 million from Cat®, partially offset by an increase of $1.5 million from Wolverine®. The increase in Other revenue was primarily driven by an increase in Hush Puppies® royalty revenue. Changes in foreign exchange rates increased revenue by $18.5 million during the first two quarters of 2026. Direct-to-consumer revenue increased during the first two quarters of 2026 by $3.0 million, or 1.4%, compared to the first two quarters of 2025.
GROSS MARGIN
Gross margin was 46.5% in the second quarter of 2026 compared to 47.2% in the second quarter of 2025. Gross margin was 47.0% in the first two quarters of 2026 compared to 47.4% during the first two quarters of 2025. The decrease in gross margin was primarily related to higher tariff costs, partially offset by price increases other tariff mitigation initiatives.
OPERATING EXPENSES
Operating expenses increased $4.7 million, from $183.3 million in the second quarter of 2025 to $188.0 million in the second quarter of 2026. The increase was primarily driven by higher selling costs ($5.1 million), higher legal settlement costs ($2.5 million), higher distribution costs ($2.0 million), and higher incentive compensation costs ($1.8 million), partially offset by lower general and administrative costs ($3.9 million), 2025 reorganization costs that did not reoccur in 2026 ($1.9 million), and lower advertising costs ($1.2 million).

Operating expenses increased $13.5 million, from $358.4 million in the first two quarters of 2025 to $371.9 million in the first two quarters of 2026. The increase was primarily driven by higher selling costs ($10.6 million), higher advertising costs ($6.7 million), higher distribution costs ($4.2 million), higher incentive compensation costs ($2.7 million), higher legal settlement costs ($2.5 million), and higher product development costs ($1.0 million), partially offset by lower general and administrative costs ($8.3 million), 2025 reorganization costs that did not reoccur in 2026 ($3.7 million), and lower environmental and other related costs, net of insurance recoveries ($2.2 million).
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $7.1 million in the second quarter of 2026 compared to $8.5 million in the second quarter of 2025. Net interest expense was $13.6 million in the first two quarters of 2026 compared to $16.5 million in the first two quarters of 2025. The decrease in interest expense for both the quarter-to-date and year-to-date periods is primarily due to lower average principal balances of variable rate debt.
Other income was $0.6 million in the second quarter of 2026, compared to other income of $1.4 million in the second quarter of 2025. Other income was $0.8 million in the first two quarters of 2026, compared to other income of $2.9 million in the first two quarters of 2025.
The effective tax rates in the second quarter of 2026 and 2025 were 19.5% and 13.7%, respectively. The effective tax rates in the first two quarters of 2026 and 2025 were 19.2% and 12.3%, respectively. The increase in the effective tax rates between 2026 and 2025 was primarily related to changes in the income mix among jurisdictions with differing tax rates and the decreased impact of discrete benefits on the tax rate in the current year due to higher pretax income.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of Hush Puppies® footwear and apparel, sourcing operations that include third-party commission revenues, multi-branded direct-to-consumer retail store and the Stride Rite® licensed business. The Corporate category consists of unallocated corporate expenses, such as corporate employee costs, corporate facility costs, IT costs, reorganization activities, and environmental and other related costs.
The reportable segment results are as follows:

	Quarter Ended				Year-To-Date Ended
(In millions)	July 4, 2026	June 28, 2025	Change	Percent Change	July 4, 2026	June 28, 2025	Change	Percent Change
REVENUE
Active Group	$388.4	$355.5	$32.9	9.3%	$760.0	$682.2	$77.8	11.4%
Work Group	105.8	107.5	(1.7)	(1.6)%	181.6	182.3	(0.7)	(0.4)%
Other	12.2	11.2	1.0	8.9%	22.4	22.0	0.4	1.8%
Total	$506.4	$474.2	$32.2	6.8%	$964.0	$886.5	$77.5	8.7%
OPERATING PROFIT (LOSS)
Active Group	$71.2	$64.7	$6.5	10.0%	$137.6	$122.8	$14.8	12.1%
Work Group	16.7	20.3	(3.6)	(17.7)%	23.3	27.4	(4.1)	(15.0)%
Other	8.5	8.1	0.4	4.9%	15.5	15.6	(0.1)	(0.6)%
Corporate	(49.1)	(52.4)	3.3	6.3%	(95.2)	(104.1)	8.9	8.5%
Total	$47.3	$40.7	$6.6	16.2%	$81.2	$61.7	$19.5	31.6%
Further information regarding the reportable segments can be found in Note 16 to the consolidated condensed financial statements.
Active Group
The Active Group’s revenue increased $32.9 million, or 9.3%, in the second quarter of 2026 compared to the second quarter of 2025. The revenue increase was primarily driven by increases of $17.6 million from Merrell® and $14.3 million from Saucony®.

The Active Group’s revenue increased $77.8 million, or 11.4%, in the first two quarters of 2026 compared to the first two quarters of 2025. The revenue increase was primarily driven by increases of $40.4 million from Saucony® and $36.7 million from Merrell®. The Saucony® increase was primarily driven by strength in the EMEA wholesale channel. The Merrell® increase was primarily driven by strong demand across its core Moab and Moab Speed franchises, complemented by the launch of Agility Peak 6.

The Active Group’s operating profit increased $6.5 million, or 10.0%, in the second quarter of 2026 compared to the second quarter of 2025. The operating profit increase was due to revenue increases, partially offset by a 190 basis point decrease in gross margin and a $2.3 million increase in selling, general and administrative expenses. The Active Group’s operating profit increased $14.8 million, or 12.1%, in the first two quarters of 2026 compared to the first two quarters of 2025. The operating profit increase was due to revenue increases, partially offset by a 130 basis point decrease in gross margin and a $13.2 million increase in selling, general and administrative expenses. The decrease in gross margin in the current year period was primarily due to increased U.S. tariff costs and unfavorable product and customer mix, partially offset by price increases and improved full price mix. The increase in selling, general and administrative expenses in the current year periods was primarily due to higher advertising and selling costs, partially offset by lower general and administrative costs.
Work Group
The Work Group’s revenue decreased $1.7 million, or 1.6%, in the second quarter of 2026 compared to the second quarter of 2025. The Work Group’s revenue decrease was primarily driven by $2.3 million from Cat® and $1.9 million from Harley-Davidson®, partially offset by an increase of $2.5 million from Wolverine®. The Work Group’s revenue decreased $0.7 million, or 0.4%, during the first two quarters of 2026 compared to the first two quarters of 2025. The revenue decrease was primarily driven by a decrease of $1.9 million from Cat®, partially offset by an increase of $1.5 million from Wolverine®. The Cat® decrease was primarily due to decreases in consumer demand in both North America and international markets. The Harley-Davidson® decrease was primarily due to decreased consumer demand in the U.S. wholesale channels. The Wolverine® increase was primarily due to increased consumer demand in Wolverine Workwear and higher average sale prices in Wolverine footwear.
The Work Group’s operating profit decreased $3.6 million, or 17.7%, in the second quarter of 2026 compared to the second quarter of 2025. The operating profit decrease was due to a 200 basis point decrease in gross margin and a $0.7 million increase in selling, general and administrative expenses. The decrease in gross margin in the current year period was primarily due to higher U.S. tariffs and unfavorable product mix, partially offset by price increases. The increase in selling, general and administrative expenses in the current year periods was primarily due to higher general and administrative costs.
The Work Group’s operating profit decreased $4.1 million, or 15.0%, in the first two quarters of 2026 compared to the first two quarters of 2025. The operating profit decrease was due to a 50 basis point decrease in gross margin and a $2.9 million increase in selling, general and administrative expenses. The decrease in gross margin in the current year period was primarily due to higher U.S. tariffs, partially offset by favorable channel mix, less promotional activity and price increases. The increase in selling, general and administrative expenses in the current year periods was primarily due to higher advertising and selling costs.
Other
The Other category’s revenue increased $1.0 million, or 8.9%, in the second quarter of 2026 compared to the second quarter of 2025. The Other category’s revenue increased $0.4 million, or 1.8%, in the first two quarters of 2026 compared to the first two quarters of 2025. The revenue increase was primarily driven by an increase in Hush Puppies® royalty revenue.
Other operating profit increased $0.4 million, or 4.9%, in the second quarter of 2026 compared to the second quarter of 2025. The operating profit increased in the second quarter of 2026 primarily due to higher Hush Puppies® royalty income. Other operating profit decreased $0.1 million, or 0.6%, in the first two quarters of 2026 compared to the first two quarters of 2025.
Corporate
Corporate expenses decreased $3.3 million in the second quarter of 2026 compared to the second quarter of 2025, primarily due to tariff mitigating benefits from sourcing partners recognized in 2026 ($3.4 million), lower reorganization activities ($1.9 million), lower corporate software licensing costs ($1.9 million), and lower inventory reserves recorded at the corporate level ($1.1 million), partially offset by higher legal settlement costs ($2.5 million) and higher incentive compensation costs ($1.9 million).
Corporate expenses decreased $8.9 million in the first two quarters of 2026 compared to the first two quarters of 2025, primarily due to tariff mitigating benefits from sourcing partners recognized in 2026 ($4.3 million), lower reorganization activities ($3.7 million), lower corporate software licensing costs ($3.5 million), lower inventory reserves recorded at the corporate level ($2.4 million), and lower environmental and other related costs ($2.2 million), partially offset by higher incentive compensation costs ($2.7 million), higher legal settlement costs ($2.5 million), and higher corporate general and administrative costs ($1.8 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	July 4, 2026	January 3, 2026	June 28, 2025
Cash and cash equivalents	$158.5	$206.3	$141.0
Debt	601.1	621.7	708.5
Unborrowed revolving credit facility (1)	522.8	510.5	653.3
(1)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.
Liquidity
Cash and cash equivalents of $158.5 million as of July 4, 2026 were $17.5 million higher compared to June 28, 2025. The increase is due primarily to cash provided by operating activities of $182.6 million, proceeds from the exercise of stock options of $11.9 million, and proceeds from company-owned life insurance policy liquidations of $2.2 million, partially offset by net repayments of debt of $108.5 million, cash dividends paid of $33.6 million, purchases of common stock of $14.5 million, employee taxes paid under stock-based compensation of $10.7 million, additions to property, plant and equipment of $7.6 million, and payments of debt issuance costs of $3.9 million. The Company had $522.8 million of unborrowed capacity under the Revolving Facility as of July 4, 2026. Cash and cash equivalents located in foreign jurisdictions totaled $129.6 million as of July 4, 2026.
Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends and for general corporate purposes.
The Company did not repurchase shares of its common stock during the first two quarters of both 2026 and 2025.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual affected site. As of July 4, 2026, the Company had a reserve of $23.3 million, of which $9.5 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities and the remaining $13.8 million is recorded in other liabilities and is expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.
Financing Arrangements
On September 24, 2025, the Company entered into a 2025 Replacement Facility Amendment and Reaffirmation Agreement (the “Credit Agreement”) to replace the previous revolving credit facility and term loan A facility. The Credit Agreement provides for a revolving credit facility (the “Revolving Facility”). The maturity date of the loans under the Revolving Facility is September 24, 2030. The Credit Agreement provides for a debt capacity of up to an aggregate debt amount (including existing revolver commitment amounts in addition to permitted incremental debt) not to exceed $850.0 million. The Revolving Facility allows the Company to borrow up to an aggregate amount of $600.0 million.
The Company’s $550.0 million 4.0% senior notes issued on August 26, 2021 are due on August 15, 2029. Related interest payments are due semi-annually. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
As of July 4, 2026, the Company was in compliance with all covenants and performance ratios under the credit agreement.
The Company’s debt at July 4, 2026 totaled $601.1 million compared to $621.7 million at January 3, 2026. The Company expects to use the current borrowings to fund organic growth initiatives and for general corporate purposes. Lower debt is primarily due to repayment of borrowings under the Revolving Facility.

Cash Flows
The following table summarizes cash flow activities:

	Year-To-Date Ended
(In millions)	July 4, 2026	June 28, 2025
Net cash provided by (used in) operating activities	$3.4	$(39.2)
Net cash used in investing activities	(4.6)	(11.9)
Net cash provided by (used in) financing activities	(46.3)	35.3
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first two quarters of 2026, an increase in net working capital represented a use of cash of $66.1 million. Working capital balances were unfavorably impacted by an increase in accounts receivable of $57.2 million, a decrease in other operating liabilities of $31.5 million, partially offset by an increase in accounts payable of $14.4 million, a decrease in other operating assets of $4.3 million, and a decrease in inventories of $3.9 million. Operating cash flows included adjustments for stock-based compensation expense of $12.4 million, depreciation and amortization expense adjustment of $10.5 million, other operating activities of $5.0 million, environmental and other related costs, net of cash payments and recoveries received, cash outflow of $4.0 million, and deferred income taxes of $0.3 million.
Investing Activities
The Company made capital expenditures of $4.1 million and $11.0 million in the first two quarters of 2026 and 2025, respectively, for corporate headquarters building improvements, eCommerce site and information system enhancements, and for company owned stores.
Financing Activities
The current year debt activity includes net repayments under the Revolving Facility of $21.0 million. The Company paid $5.0 million in principal payments associated with its long-term debt during the first two quarters of 2025. The Company paid $8.5 million and $8.5 million during the first two quarters of 2026 and 2025, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans. The Company received cash proceeds from the exercise of stock options of $0.2 million and $0.5 million during the first two quarters of 2026 and 2025. The Company did not repurchase its shares in the first two quarters of 2026 or 2025.
The Company declared cash dividends of $0.20 per share during the first two quarters of 2026 and 2025. Dividends paid in the first two quarters of 2026 and 2025 totaled $17.0 million and $16.7 million, respectively. A quarterly dividend of $0.10 per share was declared on August 3, 2026 to stockholders of record on October 1, 2026.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, the United Kingdom, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of July 4, 2026 and June 28, 2025, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $326.3 million and $244.8 million, respectively, with maturities ranging up to 538 and 531 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of July 4, 2026, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $5.4 million from their value as of January 3, 2026. As of June 28, 2025, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $25.3 million from their value as of December 28, 2024.
The Company is exposed to interest rate changes primarily as a result of interest expense on any borrowings under the Revolving Facility. The Company’s total variable-rate debt was $54.0 million at July 4, 2026.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4.    Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended July 4, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the second quarter of 2026.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 4 (April 5, 2026 to May 9, 2026)
Common Stock Repurchase Program(1)	—	—	—	$135,486,851
Employee Transactions(2)	10,897	17.15	—
Period 5 (May 10, 2026 to June 6, 2026)
Common Stock Repurchase Program(1)	—	—	—	$135,486,851
Employee Transactions(2)	5,785	16.70	—
Period 6 (June 7, 2026 to July 4, 2026)
Common Stock Repurchase Program(1)	—	—	—	$135,486,851
Employee Transactions(2)	4,106	16.97	—
Total for the Second Quarter Ended July 4, 2026
Common Stock Repurchase Program(1)	—	—	—	$135,486,851
Employee Transactions(2)	20,788	16.99	—
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
ITEM 5.    Other Information
(c) During the quarter ended July 4, 2026, no director or Section 16 officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, in each case, as defined in Item 408(a) of Regulation S-K.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2026, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income (Loss); (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2026, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

August 13, 2026	/s/ Christopher E. Hufnagel
Date	Christopher E. Hufnagel President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory for Registrant)

August 13, 2026	/s/ Taryn L. Miller
Date	Taryn L. Miller Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)