Form 10-Q
period 2026-10-03
WOLVERINE WORLD WIDE INC /DE/
filed 2026-11-12
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 82,086,831 shares of common stock, $1 par value, outstanding as of October 26, 2026.

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
These or other uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026 (the “2025 Form 10-K”), filed with the SEC on February 27, 2026. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Any standards of measurement and performance made in reference to our environmental, social, governance and other sustainability plans and goals are developing and based on assumptions, and no assurance can be given that any such plan, initiative, projection, goal, commitment, expectation or prospect can or will be achieved.

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenue	$505.4	$470.3	$1,469.4	$1,356.8
Cost of goods sold	229.3	247.1	740.2	713.5
Gross profit	276.1	223.2	729.2	643.3
Selling, general and administrative expenses	186.0	183.1	556.1	537.5
Environmental and other related costs, net of recoveries	0.4	0.5	2.2	4.5
Operating profit	89.7	39.6	170.9	101.3
Other expenses:
Interest expense, net	4.8	8.1	18.4	24.6
Other expense (income), net	0.2	(1.6)	(0.6)	(4.5)
Total other expense, net	5.0	6.5	17.8	20.1
Earnings before income taxes	84.7	33.1	153.1	81.2
Income tax expense	17.6	6.8	30.7	12.7
Net earnings	$67.1	$26.3	$122.4	$68.5
Less: net earnings attributable to noncontrolling interests	1.3	1.2	5.2	4.5
Net earnings attributable to Wolverine World Wide, Inc.	$65.8	$25.1	$117.2	$64.0

Net earnings per share (see Note 3):
Basic	$0.78	$0.30	$1.40	$0.76
Diluted	$0.78	$0.30	$1.40	$0.76

Comprehensive income	$65.3	$19.2	$123.5	$72.7
Less: comprehensive income attributable to noncontrolling interests	1.0	1.3	5.1	5.1
Comprehensive income attributable to Wolverine World Wide, Inc.	$64.3	$17.9	$118.4	$67.6

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	October 3, 2026	January 3, 2026	September 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$148.1	$206.3	$133.9
Accounts receivable, less allowances of $7.5, $7.0 and $9.4	219.4	162.1	210.8
Inventories, net	278.2	274.2	292.5
Prepaid expenses and other current assets	70.1	86.8	79.6
Total current assets	715.8	729.4	716.8
Property, plant and equipment, net of accumulated depreciation of $224.2, $235.9 and $234.6	75.0	80.6	84.8
Lease right-of-use assets, net	101.6	99.9	100.8
Goodwill	429.0	431.3	430.7
Indefinite-lived intangibles	178.0	180.2	179.6
Amortizable intangibles, net	26.8	29.3	30.1
Deferred income taxes	81.7	84.1	94.4
Other assets	69.4	74.5	69.4
Total assets	$1,677.3	$1,709.3	$1,706.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162.2	$174.7	$149.0
Accrued salaries and wages	37.3	43.1	34.2
Other accrued liabilities	151.1	193.3	185.7
Lease liabilities	36.6	35.0	34.9
Borrowings under revolving credit agreements	—	75.0	130.0
Total current liabilities	387.2	521.1	533.8
Long-term debt, less current maturities	547.4	546.7	546.4
Accrued pension liabilities	53.0	56.4	69.0
Deferred income taxes	30.0	28.6	28.4
Lease liabilities, noncurrent	100.7	105.3	110.8
Other liabilities	25.1	28.1	27.2
Stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 116,368,866, 115,472,632, and 115,342,776 shares issued	116.4	115.5	115.3
Additional paid-in capital	418.5	406.8	402.4
Retained earnings	1,009.0	917.2	893.9
Accumulated other comprehensive loss	(125.2)	(126.4)	(144.2)
Cost of shares in treasury; 34,282,035, 34,285,955, and 33,387,370 shares	(905.0)	(905.1)	(890.7)
Total Wolverine World Wide, Inc. stockholders’ equity	513.7	408.0	376.7
Noncontrolling interest	20.2	15.1	14.3
Total stockholders’ equity	533.9	423.1	391.0
Total liabilities and stockholders’ equity	$1,677.3	$1,709.3	$1,706.6
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Year-To-Date Ended
(In millions)	October 3, 2026	September 27, 2025
OPERATING ACTIVITIES
Net earnings	$122.4	$68.5
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	15.8	20.3
Deferred income taxes	0.3	0.2
Stock-based compensation expense	21.1	18.4
Pension and SERP expense	—	(0.5)
Environmental and other related costs, net of cash payments	(5.8)	(8.3)
Other	(7.2)	(7.4)
Changes in operating assets and liabilities:
Accounts receivable	(57.0)	5.3
Inventories	(4.9)	(41.9)
Other operating assets	24.5	(4.9)
Accounts payable	(12.7)	(55.2)
Other operating liabilities	(22.9)	(0.7)
Net cash provided by (used in) operating activities	73.6	(6.2)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(7.7)	(13.9)
Proceeds from company-owned life insurance policy liquidations	0.2	2.2
Other	(0.3)	(1.2)
Net cash used in investing activities	(7.8)	(12.9)
FINANCING ACTIVITIES
Payments under revolving credit agreements	(398.0)	(355.0)
Borrowings under revolving credit agreements	323.0	415.0
Payments on company-owned life insurance policies	(12.4)	—
Payments on long-term debt	—	(32.5)
Payments of debt issuance costs	—	(3.9)
Cash dividends paid	(25.3)	(25.0)
Employee taxes paid under stock-based compensation plans	(8.7)	(9.1)
Proceeds from the exercise of stock options	0.2	12.2
Net cash provided by (used in) financing activities	(121.2)	1.7
Effect of foreign exchange rate changes	(2.8)	(0.8)
Decrease in cash and cash equivalents	(58.2)	(18.2)
Cash and cash equivalents at beginning of the year	206.3	152.1
Cash and cash equivalents at end of the quarter	$148.1	$133.9
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at June 28, 2025	$114.6	$386.4	$877.2	$(137.0)	$(890.7)	$13.0	$363.5
Net earnings			25.1			1.2	26.3
Other comprehensive income (loss)				(7.2)		0.1	(7.1)
Shares issued, net of shares forfeited under stock incentive plans (62,608 shares)	—	(0.6)					(0.6)
Shares issued for stock options exercised, net (688,319 shares)	0.7	10.8					11.5
Stock-based compensation expense		5.8					5.8
Cash dividends declared ($0.10 per share)			(8.4)				(8.4)
Balance at September 27, 2025	$115.3	$402.4	$893.9	$(144.2)	$(890.7)	$14.3	$391.0

Balance at July 4, 2026	$116.3	$410.0	$951.6	$(123.7)	$(905.0)	$19.2	$468.4
Net earnings			65.8			1.3	67.1
Other comprehensive loss				(1.5)		(0.3)	(1.8)
Shares issued, net of shares forfeited under stock incentive plans (26,730 shares)	0.1	(0.2)					(0.1)
Stock-based compensation expense		8.7					8.7
Cash dividends declared ($0.10 per share)			(8.4)				(8.4)
Balance at October 3, 2026	$116.4	$418.5	$1,009.0	$(125.2)	$(905.0)	$20.2	$533.9
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 28, 2024	$113.7	$382.7	$855.1	$(147.8)	$(890.8)	$9.2	$322.1
Net earnings			64.0			4.5	68.5
Other comprehensive income				3.6		0.6	4.2
Shares issued, net of shares forfeited under stock incentive plans (903,638 shares)	0.9	(10.0)					(9.1)
Shares issued for stock options exercised, net (717,533 shares)	0.7	11.3					12.0
Stock-based compensation expense		18.4					18.4
Cash dividends declared ($0.30 per share)			(25.2)				(25.2)
Issuance of treasury shares (5,215 shares)		—			0.1		0.1
Balance at September 27, 2025	$115.3	$402.4	$893.9	$(144.2)	$(890.7)	$14.3	$391.0

Balance at January 3, 2026	$115.5	$406.8	$917.2	$(126.4)	$(905.1)	$15.1	$423.1
Net earnings			117.2			5.2	122.4
Other comprehensive income (loss)				1.2		(0.1)	1.1
Shares issued, net of shares forfeited under stock incentive plans (885,087 shares)	0.9	(9.5)					(8.6)
Shares issued for stock options exercised, net (11,147 shares)	—	0.1					0.1
Stock-based compensation expense		21.1					21.1
Cash dividends declared ($0.30 per share)			(25.4)				(25.4)
Issuance of treasury shares (3,920 shares)		—			0.1		0.1
Balance at October 3, 2026	$116.4	$418.5	$1,009.0	$(125.2)	$(905.0)	$20.2	$533.9

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION
Nature of Operations
Wolverine World Wide, Inc. (the “Company”) is a global footwear and apparel company driven by a vision to Make. Every Day. Better. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, HYTEST®, Merrell®, Saucony®, Stride Rite®, Sweaty Betty® and Wolverine®. The Company’s products are marketed worldwide through owned operations, through licensing and distribution arrangements with third parties, and through joint ventures. The Company also operates retail stores and eCommerce sites to market its branded footwear and apparel.
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

2.NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASUs”) that the Company has not yet adopted. The following is a summary of these new standards and their anticipated impact.

Standard	Description	Effect on the Financial Statements
ASU 2024-03, Disaggregation of Income Statement Expenses	Requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software	Modernizes the accounting for software costs with how software is developed today, clarifies when to begin capitalizing costs and enhances disclosure requirements. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted.	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements.
3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$65.8	$25.1	$117.2	$64.0
Adjustment for earnings allocated to non-vested restricted common stock	(1.6)	(0.7)	(2.8)	(1.9)
Net earnings used in calculating basic and diluted earnings per share	$64.2	$24.4	$114.4	$62.1
Denominator:
Weighted average shares outstanding	82.1	81.6	81.9	81.1
Effect of dilutive stock options	—	0.1	—	0.1
Shares used in calculating diluted earnings per share	82.1	81.7	81.9	81.2
Net earnings per share:
Basic	$0.78	$0.30	$1.40	$0.76
Diluted	$0.78	$0.30	$1.40	$0.76
For the quarter and year-to-date ended October 3, 2026, 97,484 and 114,295 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the quarter and year-to-date ended September 27, 2025, 30,791 and 214,215 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Year-To-Date Ended
(In millions)	October 3, 2026	September 27, 2025
Goodwill balance at beginning of the year	$431.3	$424.6
Foreign currency translation effects	(2.3)	6.1
Goodwill balance at end of the quarter	$429.0	$430.7

Goodwill balances are net of accumulated impairment charges. Accumulated impairment charges were $48.4 million as of October 3, 2026 and September 27, 2025, and are related to the Sweaty Betty® reporting unit, which is part of the Active Group reportable segment.
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $178.0 million, $180.2 million, and $179.6 million as of October 3, 2026, January 3, 2026, and September 27, 2025, respectively. The Company conducted an interim impairment assessment as of October 3, 2026 and determined that there were no triggering events indicating impairment of the Company’s goodwill and indefinite-lived intangible assets.
For the Sweaty Betty® reporting unit included in the fiscal year 2025 annual impairment test, the estimated fair value of the reporting unit exceeded the carrying value by 16%. The Sweaty Betty® trade name was valued using the income approach, specifically the multi-period excess earnings method. The key assumptions used in the valuations were revenue growth, EBITDA margin, and the discount rate. Although the Company believes the estimates and assumptions used in the valuations were appropriate, it is possible that assumptions could change in future periods. The risk of future impairment to the Sweaty Betty® trade name and Sweaty Betty® goodwill depends on assumptions used in the determination of the trade name's and reporting unit's fair value, such as revenue growth, EBITDA margin, taxes, depreciation and amortization margin, discount rate, and assumed tax rate, or if macroeconomic conditions deteriorate and adversely affect the values of the Company's Sweaty Betty® trade name and the Sweaty Betty® reporting unit. A future impairment charge of the Sweaty Betty® trade name and the Sweaty Betty® reporting unit goodwill could have a material adverse effect on the Company's consolidated financial results. The carrying values of the Company’s Sweaty Betty® trade name indefinite-lived intangible asset and the Sweaty Betty® reporting unit goodwill were $103.3 million and $55.1 million, respectively, as of October 3, 2026.
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
The proceeds of the RPA are classified as operating activities in the Company's consolidated condensed statement of cash flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections of the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $145.7 million and $451.7 million for the quarter and year-to-date ended October 3, 2026, respectively. Total receivables sold under the RPA were $155.9 million and $404.2 million for the quarter and year-to-date ended September 27, 2025, respectively. Total cash collections under the RPA were $145.7 million and $439.1 million in the quarter and year-to-date ended October 3, 2026, respectively. Total cash collections under the RPA were $142.2 million and $391.7 million in the quarter and year-to-date ended September 27, 2025, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
As of the fiscal quarters ended October 3, 2026 and September 27, 2025, the amount sold to the Purchasers under the RPA was $125.0 million and $125.0 million, respectively, which was derecognized from the consolidated condensed balance sheets. As collateral against sold receivables, Rockford ARS maintains a certain level of unsold receivables, which were $60.3 million and $52.0 million as of the fiscal quarters ended October 3, 2026 and September 27, 2025, respectively.

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

	Quarter Ended October 3, 2026			Quarter Ended September 27, 2025
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$287.5	$100.3	$387.8	$255.0	$97.8	$352.8
Work Group	99.2	7.7	106.9	98.0	7.9	105.9
Other	9.6	1.1	10.7	10.5	1.1	11.6
Total Revenue	$396.3	$109.1	$505.4	$363.5	$106.8	$470.3

	Year-To-Date Ended October 3, 2026			Year-To-Date Ended September 27, 2025
(In millions)	Wholesale	Direct-to-Consumer	Total	Wholesale	Direct-to-Consumer	Total
Active Group	$854.6	$293.2	$1,147.8	$747.6	$287.4	$1,035.0
Work Group	264.5	24.0	288.5	263.9	24.3	288.2
Other	30.2	2.9	33.1	30.5	3.1	33.6
Total Revenue	$1,149.3	$320.1	$1,469.4	$1,042.0	$314.8	$1,356.8
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company was due $23.8 million of remaining fixed transaction price under its license agreements as of October 3, 2026, which it expects to recognize per the terms of its contracts over the course of time through December 2029. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
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
The Company’s contract balances are as follows:

(In millions)	October 3, 2026	January 3, 2026	September 27, 2025
Product returns reserve	$7.2	$11.8	$9.5
Other sales incentives reserve	2.6	3.0	3.3
Customer rebates liability	14.2	12.7	14.0
Customer advances liability	5.0	5.6	5.3
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

7.DEBT
Total debt consists of the following obligations:

(In millions)	October 3, 2026	January 3, 2026	September 27, 2025
Senior Notes, 4.000% interest, due August 15, 2029	550.0	550.0	550.0
Borrowings under revolving credit agreements	—	75.0	130.0
Unamortized deferred financing costs	(2.6)	(3.3)	(3.6)
Total debt	$547.4	$621.7	$676.4
On September 24, 2025, the Company entered into a 2025 Replacement Facility Amendment and Reaffirmation Agreement (the “Credit Agreement”) which provides for a revolving credit facility of $600.0 million (the “Revolving Facility”). The maturity date of the loans under the Revolving Facility is September 24, 2030. The Credit Agreement provides for an aggregate debt amount (including existing revolver commitment amounts and permitted incremental debt) of up to $850.0 million.
The Revolving Facility also includes a $75.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Facility of $23.4 million, $14.5 million and $14.0 million as of October 3, 2026, January 3, 2026 and September 27, 2025, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Facility.
Loans under the Revolving Facility bear interest at a variable rate equal to either (i) the applicable base rate or (ii) the Secured Overnight Financing Rate (“SOFR”), plus in each case an interest margin determined by the Company’s net total leverage ratio, with a range of base rate margins from 0.25% to 1.25%, and a range of SOFR margins from 1.25% to 2.25%. As of October 3, 2026, the Company had no borrowings outstanding under the Revolving Facility.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Revolving Facility also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Revolving Facility requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Revolving Facility). As of October 3, 2026, the Company was in compliance with all covenants and performance ratios under the Revolving Facility.
The Company’s $550.0 million 4.000% senior notes issued on August 26, 2021 are due on August 15, 2029. Related interest payments are due semi-annually. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company included in interest expense the amortization of deferred financing costs of $0.5 million and $1.4 million for the quarter and year-to-date ended October 3, 2026, respectively. The Company included in interest expense the amortization of deferred financing costs of $1.2 million and $2.2 million for the quarter and year-to-date ended September 27, 2025, respectively.
8.LEASES
The following is a summary of the Company’s lease cost.

	Quarter Ended		Year-To-Date Ended
(In millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Operating lease cost	$8.8	$7.3	$25.8	$22.2
Variable lease cost	2.9	3.1	8.6	9.7
Short-term lease cost	0.1	0.7	0.8	1.4
Sublease income	(2.1)	(2.1)	(6.6)	(6.8)
Total lease cost	$9.7	$9.0	$28.6	$26.5

The following is a summary of the Company’s supplemental cash flow information related to leases.

	Quarter Ended		Year-To-Date Ended
(In millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Cash paid for operating lease liabilities	$9.8	$9.3	$30.7	$29.1
Operating lease assets obtained in exchange for lease liabilities	1.3	1.2	24.4	12.2
The Company did not enter into any real estate leases with commencement dates subsequent to October 3, 2026.
9.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 538 days, 503 days, and 468 days as of October 3, 2026, January 3, 2026 and September 27, 2025, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity.
The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency transaction exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	October 3, 2026	January 3, 2026	September 27, 2025
Foreign exchange hedge contracts	$335.9	$248.1	$210.9
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	October 3, 2026	January 3, 2026	September 27, 2025
Financial assets:
Foreign exchange hedge contracts	$8.9	$0.1	$0.4
Financial liabilities:
Foreign exchange hedge contracts	$(0.4)	$(6.0)	$(6.3)
Foreign exchange hedge contract financial assets are recorded to prepaid expenses and other current assets and financial liabilities are recorded to other accrued liabilities on the consolidated condensed balance sheets.
10.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $8.7 million and $21.1 million, and related income tax benefits of $1.8 million and $4.4 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended October 3, 2026, respectively. The Company recognized compensation expense of $5.8 million and $18.4 million, and related income tax benefits of $1.2 million and $3.7 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended September 27, 2025, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.

The Company granted restricted awards and performance awards as follows:

	Year-To-Date Ended October 3, 2026		Year-To-Date Ended September 27, 2025
	Company Shares Issued	Weighted-Average Grant Date Fair Value	Company Shares Issued	Weighted-Average Grant Date Fair Value
Restricted Awards	957,108	$17.70	780,689	$20.41
Performance Awards	562,544	$17.84	421,475	$22.19
11.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) income recognized:

	Quarter Ended		Year-To-Date Ended
(In millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Service cost pertaining to benefits earned during the period	$0.1	$0.5	$0.3	$1.5
Interest cost on projected benefit obligations	3.4	4.3	10.0	12.7
Expected return on pension assets	(3.5)	(4.5)	(10.3)	(13.4)
Net amortization income	—	(0.5)	—	(1.3)
Net pension income	$—	$(0.2)	$—	$(0.5)
The non-service cost components of net pension income are recorded in Other expense (income), net, on the consolidated condensed statements of operations and comprehensive income.
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
The Company’s effective tax rates for the quarter and year-to-date ended October 3, 2026 were 20.7% and 20.0%, respectively. The Company’s effective tax rates for the quarter and year-to-date ended September 27, 2025 were 20.5% and 15.6%, respectively. The increase in the effective tax rate from 2025 to 2026 was primarily the result of discrete tax expenses in the current year, compared to discrete tax benefits in the prior year. The discrete tax benefits in the prior year had a larger impact on the tax rate because pretax income was lower in 2025.
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

The change in accumulated other comprehensive income (loss) during the quarters ended October 3, 2026 and September 27, 2025 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at June 28, 2025	$(107.5)	$(22.6)		$(6.9)		$(137.0)
Other comprehensive income (loss) before reclassifications (1)	(10.8)	2.9		—		(7.9)
Amounts reclassified from accumulated other comprehensive income	—	1.4	(2)	(0.5)	(3)	0.9
Income tax expense (benefit)	—	(0.3)		0.1		(0.2)
Net reclassifications	—	1.1		(0.4)		0.7
Net current-period other comprehensive income (loss) (1)	(10.8)	4.0		(0.4)		(7.2)
Balance at September 27, 2025	$(118.3)	$(18.6)		$(7.3)		$(144.2)

Balance at July 4, 2026	$(115.7)	$(9.0)		$1.0		$(123.7)
Other comprehensive income (loss) before reclassifications (1)	(5.5)	1.9		—		(3.6)
Amounts reclassified from accumulated other comprehensive income	—	2.3	(2)	—		2.3
Income tax benefit	—	(0.2)		—		(0.2)
Net reclassifications	—	2.1		—		2.1
Net current-period other comprehensive income (loss) (1)	(5.5)	4.0		—		(1.5)
Balance at October 3, 2026	$(121.2)	$(5.0)		$1.0		$(125.2)
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
The change in accumulated other comprehensive income (loss) during the year-to-date periods ended October 3, 2026 and September 27, 2025 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at December 28, 2024	$(132.8)	$(8.7)		$(6.3)		$(147.8)
Other comprehensive income (loss) before reclassifications (1)	14.5	(8.0)		—		6.5
Amounts reclassified from accumulated other comprehensive loss	—	(2.6)	(2)	(1.3)	(3)	(3.9)
Income tax expense	—	0.7		0.3		1.0
Net reclassifications	—	(1.9)		(1.0)		(2.9)
Net current-period other comprehensive income (loss) (1)	14.5	(9.9)		(1.0)		3.6
Balance at September 27, 2025	$(118.3)	$(18.6)		$(7.3)		$(144.2)

Balance at January 3, 2026	$(110.3)	$(17.1)		$1.0		$(126.4)
Other comprehensive income (loss) before reclassifications (1)	(10.9)	8.9		—		(2.0)
Amounts reclassified from accumulated other comprehensive income	—	4.0	(2)	—		4.0
Income tax benefit	—	(0.8)		—		(0.8)
Net reclassifications	—	3.2		—		3.2
Net current-period other comprehensive income (loss) (1)	(10.9)	12.1		—		1.2
Balance at October 3, 2026	$(121.2)	$(5.0)		$1.0		$(125.2)
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	October 3, 2026	January 3, 2026	September 27, 2025
Foreign exchange hedge contracts - Financial assets	$8.9	$0.1	$0.4
Foreign exchange hedge contracts - Financial liabilities	$(0.4)	$(6.0)	$(6.3)
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

(In millions)	October 3, 2026	January 3, 2026	September 27, 2025
Carrying value	$547.4	$621.7	$676.4
Fair value	512.0	583.7	633.3
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
Individual and Class Action Litigation
Beginning in late 2017, individual lawsuits and three putative class action lawsuits, later consolidated into one, were filed against the Company that raise a variety of claims, including claims related to property, remediation, and human health effects. 3M Company has been named as a co-defendant in the individual lawsuits and consolidated putative class action lawsuit. In addition, the current owner of a former landfill and gravel mining operation sued the Company seeking damages and cost recovery for property damage allegedly caused by the Company’s disposal of tannery waste containing PFAS (the "Landfill Suit"). The owner of another former landfill filed notice threatening suit and sent a demand letter to the Company seeking recovery for damages allegedly caused by the Company’s disposal of tannery waste containing PFAS (the "Disposal Claim"). In addition, the owner of two landfills sued the Company in federal court in Michigan on December 4, 2025 seeking to recover PFAS response costs based on allegations that the tannery waste the landfills accepted from the Company contained PFAS (the "2025 Suit"). (The Landfill Suit, the Disposal Claim, the 2025 Suit, the individual lawsuits and the putative class action, collectively, the “Litigation Matters”).
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
The parties settled the Landfill Suit in April 2026.
The landfill owner that made the Disposal Claim agreed to negotiate before suit was filed and the parties settled on May 29, 2024.
There is one remaining pending Litigation Matter, the 2025 Suit. On February 18, 2026, the Company filed a motion to dismiss several claims made by the plaintiff. The motion was denied on May 6, 2026. Discovery is ongoing. The Company intends to defend itself against all claims in the 2025 Suit.
For certain of the Litigation Matters described above, and as a result of the developments during the first three quarters of 2026, the Company increased its accrual by $0.6 million. The Company made related payments of $0.5 million in connection with the Litigation Matters described above during the first three quarters of 2026. As of October 3, 2026, the Company had recorded liabilities of $8.5 million for certain of the Litigation Matters described above which are recorded as other accrued liabilities and other liabilities in the consolidated condensed balance sheets.
In December 2018, the Company filed a lawsuit against certain of its historic liability insurers, seeking to compel them to provide a defense against the Litigation Matters on the Company's behalf and coverage for remediation efforts undertaken by, and indemnity provided by, the Company. Following the last recovery payment received, the lawsuit was dismissed in December 2024.

Other Litigation
The Company is also involved in litigation incidental to its business and is a party to legal actions and claims, including, but not limited to, those related to employment, intellectual property, and consumer-related matters. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available to the Company and reserves for liabilities that the Company has recorded, along with applicable insurance, management does not expect the outcome of these items to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Year-To-Date Ended
(In millions)	October 3, 2026	September 27, 2025
Remediation liability at beginning of the year	$26.5	$39.7
Changes in estimate	0.6	2.6
Amounts paid	(5.7)	(8.9)
Remediation liability at the end of the quarter	$21.4	$33.4
The reserve balance as of October 3, 2026 includes $8.4 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $13.0 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to October 3, 2026 are as follows:

(In millions)	2026	2027	2028	2029	Thereafter
Minimum royalties	$0.5	$1.3	$1.4	$1.5	$—
Minimum advertising	—	3.0	3.1	—	—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.5 million and $1.0 million for the quarter and year-to-date ended October 3, 2026, respectively. For the quarter and year-to-date ended September 27, 2025, the Company incurred royalty expense in accordance with these agreements of $0.1 million and $0.9 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.1 million and $3.7 million for the quarter and year-to-date ended October 3, 2026, respectively. For the quarter and year-to-date ended September 27, 2025, the Company incurred advertising expense in accordance with these agreements of $1.2 million and $2.9 million, respectively.

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
Beginning in the third quarter of 2026, following the elimination of the President, Active Group position, the Company's operating segments are Merrell®, Saucony®, Chaco®, Sweaty Betty® and the Work Group. The change did not affect the composition of the Company’s reportable segments. Merrell®, Saucony®, Chaco®, and Sweaty Betty® were evaluated and combined into one reportable segment because they met the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance. The Company's chief operating decision maker is the President and Chief Executive Officer. The chief operating decision maker uses segment operating profit to assess the performance of, and to allocate resources to, each segment.
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

	Quarter Ended October 3, 2026					Quarter Ended September 27, 2025
(In millions)	Active Group	Work Group	Other	Corporate	Total	Active Group	Work Group	Other	Corporate	Total
Revenue	$387.8	$106.9	$10.7	$—	$505.4	$352.8	$105.9	$11.6	$—	$470.3
Cost of goods sold	193.3	66.0	1.4	(31.4)	229.3	180.1	64.3	1.5	1.2	247.1
Operating expenses	114.8	21.3	2.1	48.2	186.4	107.3	21.8	2.4	52.1	183.6
Operating income	$79.7	$19.6	$7.2	$(16.8)	$89.7	$65.4	$19.8	$7.7	$(53.3)	$39.6
Interest expense, net					4.8					8.1
Other expense, net					0.2					(1.6)
Earnings before income taxes					$84.7					$33.1

	Year-To-Date Ended October 3, 2026					Year-To-Date Ended September 27, 2025
(In millions)	Active Group	Work Group	Other	Corporate	Total	Active Group	Work Group	Other	Corporate	Total
Revenue	$1,147.8	$288.5	$33.1	$—	$1,469.4	$1,035.0	$288.2	$33.6	$—	$1,356.8
Cost of goods sold	590.1	181.5	4.4	(35.8)	740.2	527.1	179.3	4.0	3.1	713.5
Operating expenses	340.4	64.1	6.0	147.8	558.3	319.7	61.7	6.3	154.3	542.0
Operating income	$217.3	$42.9	$22.7	$(112.0)	$170.9	$188.2	$47.2	$23.3	$(157.4)	$101.3
Interest expense, net					18.4					24.6
Other income, net					(0.6)					(4.5)
Earnings before income taxes					$153.1					$81.2

Depreciation and amortization expense	$4.5	$0.1	$0.8	$10.4	$15.8	$4.8	$0.3	$1.0	$14.2	$20.3
Capital expenditures	$5.0	$—	$—	$2.7	$7.7	$2.1	$—	$0.2	$11.6	$13.9

(In millions)	October 3, 2026	January 3, 2026	September 27, 2025
Total assets:
Active Group	$1,046.6	$979.6	$1,075.8
Work Group	240.7	245.4	248.5
Other	88.9	87.7	87.0
Corporate	301.1	396.6	295.3
Total	$1,677.3	$1,709.3	$1,706.6
Goodwill:
Active Group	$319.2	$321.3	$320.7
Work Group	60.8	61.1	60.9
Other	49.0	48.9	49.1
Total	$429.0	$431.3	$430.7

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report.
BUSINESS OVERVIEW
The Company is a leading global footwear and apparel company driven by a vision to Make. Every Day. Better. The Company’s brands are sold in approximately 170 countries and territories at October 3, 2026, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At October 3, 2026, the Company operated 122 retail stores in the U.S., United Kingdom, Ireland and Italy and 41 direct-to-consumer eCommerce sites.
Known Trends Impacting Our Business
On February 20, 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the U.S. were unauthorized. In March 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to suspend collection of the invalidated tariffs and to establish a process to refund IEEPA tariffs previously collected. The total amount of IEEPA tariffs paid by the Company as of the date of the ruling was $35.9 million. The Company submitted refund claims through the portal established by CBP for $34.0 million. As of October 3, 2026, the Company had received refunds of $35.3 million for IEEPA tariffs previously paid, which included $1.3 million of interest. Of this amount, $33.9 million was recognized in earnings, including a benefit of $32.6 million recognized as a reduction to cost of goods sold and $1.3 million of interest income included in interest expense, net, on the consolidated condensed statements of operations and comprehensive income, and $1.4 million was recognized as a reduction of inventory.
As of October 3, 2026, the Company has not recognized an asset in relation to further IEEPA tariff refund claims. The Company will continue to monitor changes to the import and export policies of the U.S. and other countries that could impact its financial position, results of operations and cash flows.
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
2026 FINANCIAL OVERVIEW
•Revenue was $505.4 million for the third quarter of 2026, representing an increase of 7.5% compared to the third quarter of 2025.
•Gross margin was 54.6% in the third quarter of 2026 compared to 47.5% in the third quarter of 2025. The third quarter of 2026 gross margin included 640 basis point benefit from IEEPA tariff refunds.
•The effective tax rates in the third quarters of 2026 and 2025 were 20.7% and 20.5%, respectively.
•Diluted earnings per share for the third quarter of 2026 was $0.78 compared to $0.30 for the third quarter of 2025. The third quarter of 2026 diluted earnings per share included $0.31 benefit from IEEPA tariff refunds.
•The Company declared cash dividends of $0.10 per share in the third quarters of both 2026 and 2025.
•Cash flow provided by operating activities was $73.6 million for the first three quarters of 2026 compared to cash flow used in operating activities of $6.2 million for the first three quarters of 2025.
•Compared to the third quarter of 2025, inventory as of the end of the third quarter of 2026 decreased $14.3 million, or 4.9%.

RESULTS OF OPERATIONS

	Quarter Ended			Year-To-Date Ended
(In millions, except per share data)	October 3, 2026	September 27, 2025	Percent Change	October 3, 2026	September 27, 2025	Percent Change
Revenue	$505.4	$470.3	7.5%	$1,469.4	$1,356.8	8.3%
Cost of goods sold	229.3	247.1	(7.2)%	740.2	713.5	3.7%
Gross profit	276.1	223.2	23.7%	729.2	643.3	13.4%
Selling, general and administrative expenses	186.0	183.1	1.6%	556.1	537.5	3.5%
Environmental and other related costs, net of recoveries	0.4	0.5	(20.0)%	2.2	4.5	(51.1)%
Operating profit	89.7	39.6	126.5%	170.9	101.3	68.7%
Interest expense, net	4.8	8.1	(40.7)%	18.4	24.6	(25.2)%
Other expense (income), net	0.2	(1.6)	112.5%	(0.6)	(4.5)	86.7%
Earnings before income taxes	84.7	33.1	155.9%	153.1	81.2	88.5%
Income tax expense	17.6	6.8	158.8%	30.7	12.7	141.7%
Net earnings	67.1	26.3	155.1%	122.4	68.5	78.7%
Less: net earnings attributable to noncontrolling interests	1.3	1.2	8.3%	5.2	4.5	15.6%
Net earnings attributable to Wolverine World Wide, Inc.	$65.8	$25.1	162.2%	$117.2	$64.0	83.1%
Diluted earnings per share	$0.78	$0.30	160.0%	$1.40	$0.76	84.2%
REVENUE
Revenue was $505.4 million for the third quarter of 2026, representing an increase of $35.1 million compared to the third quarter of 2025. The change in revenue reflected a $35.0 million, or 9.9%, increase from the Active Group, a $1.0 million, or 0.9%, increase from the Work Group, and a $0.9 million, or 7.8%, decrease from the Other category. The Active Group’s revenue increase was driven by increases of $25.9 million from Saucony®, $11.0 million from Merrell®, and $1.2 million from Chaco®, partially offset by a decrease of $3.1 million from Sweaty Betty®. The Work Group’s revenue increase was primarily driven by increases of $2.1 million from Harley-Davidson® and $0.7 million from HYTEST®, partially offset by a decrease of $1.8 million from Wolverine®. The decrease in Other revenue was primarily driven by a decrease in Hush Puppies® royalty revenue. Changes in foreign exchange rates decreased revenue by $0.9 million during the third quarter of 2026. Direct-to-consumer revenue increased during the third quarter of 2026 by $2.3 million, or 2.2%, compared to the third quarter of 2025.
Revenue was $1,469.4 million for the first three quarters of 2026, representing an increase of $112.6 million compared to the first three quarters of 2025. The change in revenue reflected a $112.8 million, or 10.9%, increase from the Active Group, a $0.3 million, or 0.1%, increase from the Work Group, and a $0.5 million, or 1.5%, decrease from Other. The Active Group’s revenue increase was driven by increases of $66.3 million from Saucony®, $47.7 million from Merrell®, and $2.3 million from Chaco®, partially offset by a decrease of $3.5 million from Sweaty Betty®. The Work Group’s revenue increase was primarily driven by increases of $1.4 million from HYTEST® and $1.0 million from Harley-Davidson®, partially offset by a decrease of $2.4 million from Cat®. The decrease in Other revenue was primarily driven by a decrease in Hush Puppies® royalty revenue. Changes in foreign exchange rates increased revenue by $17.7 million during the first three quarters of 2026. Direct-to-consumer revenue increased during the first three quarters of 2026 by $5.3 million, or 1.7%, compared to the first three quarters of 2025.
GROSS MARGIN
Gross margin was 54.6% in the third quarter of 2026 compared to 47.5% in the third quarter of 2025. Gross margin was 49.6% in the first three quarters of 2026 compared to 47.4% during the first three quarters of 2025. The increase in gross margin for 2026 was primarily related to tariff refunds received, price increases, favorable foreign exchange on product costs, favorable full price mix, and tariff mitigating benefits from sourcing partners recognized in 2026, partially offset by increased tariff costs and unfavorable product and customer mix.
OPERATING EXPENSES
Operating expenses increased $2.8 million, from $183.6 million in the third quarter of 2025 to $186.4 million in the third quarter of 2026. The increase was primarily driven by higher advertising costs ($3.3 million), higher selling costs ($1.7 million), higher distribution costs ($1.2 million), and higher incentive compensation costs ($1.2 million), partially offset by 2025 reorganization costs that did not reoccur in 2026 ($3.0 million) and lower general and administrative costs ($1.5 million).
Operating expenses increased $16.3 million, from $542.0 million in the first three quarters of 2025 to $558.3 million in the first three quarters of 2026. The increase was primarily driven by higher selling costs ($12.2 million), higher advertising costs ($10.1 million), higher incentive compensation costs ($3.9 million), higher legal settlement costs ($2.5 million), higher distribution costs ($2.1 million), and higher product development costs ($0.8 million), partially offset by 2025 reorganization costs that did not reoccur in 2026 ($6.6 million), lower general and administrative costs ($6.5 million), and lower environmental and other related costs, net of insurance recoveries ($2.3 million).
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $4.8 million in the third quarter of 2026 compared to $8.1 million in the third quarter of 2025. Net interest expense was $18.4 million in the first three quarters of 2026 compared to $24.6 million in the first three quarters of 2025. The decrease in interest expense for both the quarter-to-date and year-to-date periods is primarily due to lower average principal balances of variable rate debt and interest received on the tariff refund.
Other expense was $0.2 million in the third quarter of 2026, compared to other income of $1.6 million in the third quarter of 2025. Other income was $0.6 million in the first three quarters of 2026, compared to other income of $4.5 million in the first three quarters of 2025. The decrease is due to lower pension non-service costs, lower foreign exchange gains, and lower life insurance policy gains, partially offset by lower debt extinguishment costs.
The effective tax rates in the third quarter of 2026 and 2025 were 20.7% and 20.5%, respectively. The effective tax rates in the first three quarters of 2026 and 2025 were 20.0% and 15.6%, respectively. The increase in the effective tax rate from 2025 to 2026 was primarily the result of discrete tax expenses in the current year, compared to discrete tax benefits in the prior year. The discrete tax benefits in the prior year had a larger impact on the tax rate because pretax income was lower in 2025.
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
The reportable segment results are as follows:

	Quarter Ended				Year-To-Date Ended
(In millions)	October 3, 2026	September 27, 2025	Change	Percent Change	October 3, 2026	September 27, 2025	Change	Percent Change
REVENUE
Active Group	$387.8	$352.8	$35.0	9.9%	$1,147.8	$1,035.0	$112.8	10.9%
Work Group	106.9	105.9	1.0	0.9%	288.5	288.2	0.3	0.1%
Other	10.7	11.6	(0.9)	(7.8)%	33.1	33.6	(0.5)	(1.5)%
Total	$505.4	$470.3	$35.1	7.5%	$1,469.4	$1,356.8	$112.6	8.3%
OPERATING PROFIT (LOSS)
Active Group	$79.7	$65.4	$14.3	21.9%	$217.3	$188.2	$29.1	15.5%
Work Group	19.6	19.8	(0.2)	(1.0)%	42.9	47.2	(4.3)	(9.1)%
Other	7.2	7.7	(0.5)	(6.5)%	22.7	23.3	(0.6)	(2.6)%
Corporate	(16.8)	(53.3)	36.5	68.5%	(112.0)	(157.4)	45.4	28.8%
Total	$89.7	$39.6	$50.1	126.5%	$170.9	$101.3	$69.6	68.7%
Further information regarding the reportable segments can be found in Note 16 to the consolidated condensed financial statements.

Active Group
The Active Group’s revenue increased $35.0 million, or 9.9%, in the third quarter of 2026 compared to the third quarter of 2025. The revenue increase was driven by increases of $25.9 million from Saucony®, $11.0 million from Merrell®, and $1.2 million from Chaco®, partially offset by a decrease of $3.1 million from Sweaty Betty®. The Active Group’s revenue increased $112.8 million, or 10.9%, in the first three quarters of 2026 compared to the first three quarters of 2025. The revenue increase was driven by increases of $66.3 million from Saucony®, $47.7 million from Merrell®, and $2.3 million from Chaco®, partially offset by a decrease of $3.5 million from Sweaty Betty®. The Saucony® increase was primarily driven by performance growth in the U.S. and EMEA and lifestyle expansion in EMEA. The Merrell® increase was primarily driven by strong demand across its core Moab and Moab Speed franchises, coupled with continued momentum on the new Agility Peak 6. The Chaco® increase was driven by increased demand within the North American market. The Sweaty Betty® decrease is primarily due to declines in the U.S. and increased promotional activity within the U.K.

The Active Group’s operating profit increased $14.3 million, or 21.9%, in the third quarter of 2026 compared to the third quarter of 2025. The operating profit increase was due to revenue increases and a 120 basis point increase in gross margin, partially offset by a $7.5 million increase in selling, general and administrative expenses. The increase in gross margin in the current year period was primarily due to favorable foreign exchange on product costs, favorable channel mix, and price increases, partially offset by increased U.S. tariff costs and unfavorable product and customer mix. The increase in selling, general and administrative expenses in the current year period was primarily due to higher advertising, selling, and general and administrative costs.
The Active Group’s operating profit increased $29.1 million, or 15.5%, in the first three quarters of 2026 compared to the first three quarters of 2025. The operating profit increase was due to revenue increases, partially offset by a 50 basis point decrease in gross margin and a $20.7 million increase in selling, general and administrative expenses. The decrease in gross margin in the current year period was primarily due to increased U.S. tariff costs, partially offset by price increases. The increase in selling, general and administrative expenses in the current year periods was primarily due to higher advertising, selling, distribution, and product development costs.
Work Group
The Work Group’s revenue increased $1.0 million, or 0.9%, in the third quarter of 2026 compared to the third quarter of 2025. The Work Group’s revenue increase was primarily driven by increases of $2.1 million from Harley-Davidson® and $0.7 million from HYTEST®, partially offset by a decrease of $1.8 million from Wolverine®. The Harley-Davidson® increase was primarily due to a new distribution partner within the EMEA market and increased consumer demand in the U.S. wholesale channel. The HYTEST® increase was primarily due to initial shipments to wholesale customers of the newly launched Endeavor boot. The Wolverine® decrease was primarily due to lower U.S. wholesale revenue as the brand continues to recalibrate the U.S. marketplace.
The Work Group’s revenue increased $0.3 million, or 0.1%, during the first three quarters of 2026 compared to the first three quarters of 2025. The Work Group’s revenue increase was primarily driven by increases of $1.4 million from HYTEST® and $1.0 million from Harley-Davidson®, partially offset by a decrease of $2.4 million from Cat®. The HYTEST® increase was primarily due to initial shipments to wholesale customers of the newly launched Endeavor boot and increased liquidations of aged inventory. The Harley-Davidson® increase was primarily due to a new distribution partner within the EMEA market and increased consumer demand in the U.S. wholesale channel. The Cat® decrease was primarily due to decreases in consumer demand in both North America and international markets.
The Work Group’s operating profit decreased $0.2 million, or 1.0%, in the third quarter of 2026 compared to the third quarter of 2025. The operating profit decrease was due to a 110 basis point decrease in gross margin, partially offset by revenue increases and a $0.5 million decrease in selling, general and administrative expenses. The decrease in gross margin in the current year period was primarily due to higher U.S. tariff costs, partially offset by price increases. The decrease in selling, general and administrative expenses in the current year periods was primarily due to lower general and administrative costs.
The Work Group’s operating profit decreased $4.3 million, or 9.1%, in the first three quarters of 2026 compared to the first three quarters of 2025. The operating profit decrease was due to a 70 basis point decrease in gross margin and a $2.4 million increase in selling, general and administrative expenses. The decrease in gross margin in the current year period was primarily due to higher U.S. tariff costs, partially offset by favorable full price mix and price increases. The increase in selling, general and administrative expenses in the current year period was primarily due to higher advertising and selling costs, partially offset by lower general and administrative costs.

Other
The Other category’s revenue decreased $0.9 million, or 7.8%, in the third quarter of 2026 compared to the third quarter of 2025. The Other category’s revenue decreased $0.5 million, or 1.5%, in the first three quarters of 2026 compared to the first three quarters of 2025. The revenue decrease was primarily driven by a decrease in Hush Puppies® royalty revenue.
Other operating profit decreased $0.5 million, or 6.5%, in the third quarter of 2026 compared to the third quarter of 2025. Other operating profit decreased $0.6 million, or 2.6%, in the first three quarters of 2026 compared to the first three quarters of 2025. The operating profit decrease was primarily due to lower Hush Puppies® royalty revenue.
Corporate
Corporate expenses decreased $36.5 million in the third quarter of 2026 compared to the third quarter of 2025, primarily due to tariff refunds recognized during the third quarter of 2026 ($32.3 million), lower reorganization activities ($3.0 million), lower corporate general and administrative costs ($1.0 million), lower corporate depreciation and amortization ($0.8 million), and tariff mitigating benefits from sourcing partners recognized in 2026 ($0.7 million), partially offset by higher incentive compensation costs ($1.2 million).
Corporate expenses decreased $45.4 million in the first three quarters of 2026 compared to the first three quarters of 2025, primarily due to tariff refunds recognized during 2026 ($32.3 million), lower reorganization activities ($6.6 million), lower corporate software licensing costs ($5.2 million), tariff mitigating benefits from sourcing partners recognized in 2026 ($5.0 million), and lower environmental and other related costs ($2.3 million), partially offset by higher incentive compensation costs ($3.9 million) and higher legal settlement costs ($2.5 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	October 3, 2026	January 3, 2026	September 27, 2025
Cash and cash equivalents	$148.1	$206.3	$133.9
Debt	547.4	621.7	676.4
Unborrowed revolving credit facility (1)	576.6	510.5	456.0
(1)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.
Liquidity
Cash and cash equivalents of $148.1 million as of October 3, 2026 were $14.2 million higher compared to September 27, 2025. The increase is due primarily to cash provided by operating activities of $219.8 million, and effects of foreign exchange rate changes of $3.8 million, partially offset by net repayments of debt of $130.0 million, cash dividends paid of $33.6 million, purchases of common stock of $14.5 million, payments on company-owned life insurance policies of $12.4 million, employee taxes paid under stock-based compensation of $10.3 million, additions to property, plant and equipment of $8.3 million, and other net activities of $0.3 million. The Company had $576.6 million of unborrowed capacity under the Revolving Facility as of October 3, 2026. Cash and cash equivalents located in foreign jurisdictions totaled $112.7 million as of October 3, 2026.
Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, pay dividends, reduce debt, and for general corporate purposes.
The Company did not repurchase shares of its common stock during the first three quarters of both 2026 and 2025.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual affected site. As of October 3, 2026, the Company had a reserve of $21.4 million, of which $8.4 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities and the remaining $13.0 million is recorded in other liabilities and is expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.

Financing Arrangements
On September 24, 2025, the Company entered into a 2025 Replacement Facility Amendment and Reaffirmation Agreement (the “Credit Agreement”) which provides for a revolving credit facility (the “Revolving Facility”). The maturity date of the loans under the Revolving Facility is September 24, 2030. The Credit Agreement provides for a debt capacity of up to an aggregate debt amount (including existing revolver commitment amounts in addition to permitted incremental debt) not to exceed $850.0 million. The Revolving Facility allows the Company to borrow up to an aggregate amount of $600.0 million.
The Company’s $550.0 million 4.0% senior notes issued on August 26, 2021 are due on August 15, 2029. Related interest payments are due semi-annually. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
As of October 3, 2026, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at October 3, 2026 totaled $547.4 million compared to $621.7 million at January 3, 2026. The Company expects to use the current borrowings to fund organic growth initiatives and to be used for general corporate purposes. Lower debt is primarily due to repayment of borrowings under the Revolving Facility.
Cash Flows
The following table summarizes cash flow activities:

	Year-To-Date Ended
(In millions)	October 3, 2026	September 27, 2025
Net cash provided by (used in) operating activities	$73.6	$(6.2)
Net cash used in investing activities	(7.8)	(12.9)
Net cash provided by (used in) financing activities	(121.2)	1.7
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first three quarters of 2026, an increase in net working capital represented a use of cash of $73.0 million. Working capital balances were unfavorably impacted by an increase in accounts receivable of $57.0 million, a decrease in other operating liabilities of $22.9 million, a decrease in accounts payable of $12.7 million, and an increase in inventories of $4.9 million, partially offset by a decrease in other operating assets of $24.5 million. Operating cash flows included adjustments for stock-based compensation expense of $21.1 million, depreciation and amortization of $15.8 million, other operating activities of $7.2 million, environmental and other related costs, net of cash payments, a cash outflow of $5.8 million, and deferred income taxes of $0.3 million.
Investing Activities
The Company made capital expenditures of $7.7 million and $13.9 million in the first three quarters of 2026 and 2025, respectively, for corporate headquarters building improvements, eCommerce site and information system enhancements, and for company owned stores.
Financing Activities
The current year debt activity includes net repayments under the Revolving Facility of $75.0 million. The Company paid $32.5 million in principal payments associated with its long-term debt during the first three quarters of 2025. The Company paid $12.4 million in connection with company-owned life insurance policies during the first three quarters of 2026. The Company paid $8.7 million and $9.1 million during the first three quarters of 2026 and 2025, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans. The Company received cash proceeds from the exercise of stock options of $0.2 million and $12.2 million during the first three quarters of 2026 and 2025. The Company did not repurchase its shares in the first three quarters of 2026 or 2025.
The Company declared cash dividends of $0.30 per share during the first three quarters of 2026 and 2025. Dividends paid in the first three quarters of 2026 and 2025 totaled $25.3 million and $25.0 million, respectively. A quarterly dividend of $0.10 per share was declared on November 2, 2026 to stockholders of record on January 4, 2027.

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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, the United Kingdom, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency transaction exposure. As of October 3, 2026 and September 27, 2025, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $335.9 million and $210.9 million, respectively, with maturities ranging up to 538 and 468 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of October 3, 2026, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $10.9 million from their value as of January 3, 2026. As of September 27, 2025, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $14.5 million from their value as of December 28, 2024.
The Company is exposed to interest rate changes primarily as a result of interest expense on any borrowings under the Revolving Facility. The Company did not have any variable-rate debt at October 3, 2026.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4.    Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended October 3, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the third quarter of 2026.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 7 (July 5, 2026 to August 8, 2026)
Common Stock Repurchase Program(1)	—	—	—	$135,486,851
Employee Transactions(2)	10,383	19.83	—
Period 8 (August 9, 2026 to September 5, 2026)
Common Stock Repurchase Program(1)	—	—	—	$135,486,851
Employee Transactions(2)	—	—	—
Period 9 (September 6, 2026 to October 3, 2026)
Common Stock Repurchase Program(1)	—	—	—	$135,486,851
Employee Transactions(2)	—	—	—
Total for the Third Quarter Ended October 3, 2026
Common Stock Repurchase Program(1)	—	—	—	$135,486,851
Employee Transactions(2)	10,383	19.83	—
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
ITEM 5.    Other Information
(c) During the quarter ended October 3, 2026, no director or Section 16 officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, in each case, as defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits
Exhibits filed as a part of this Form 10-Q are incorporated by reference herein.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 7, 2022.

10.1	Separation and Release Agreement between Wolverine World Wide, Inc. and Susan Kuhn effective as of October 31, 2026.*

31.1	Certification of Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2026, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income (Loss); (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2026, formatted in Inline XBRL (included in Exhibit 101).

*Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

November 12, 2026	/s/ Christopher E. Hufnagel
Date	Christopher E. Hufnagel President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory for Registrant)

November 12, 2026	/s/ Taryn L. Miller
Date	Taryn L. Miller Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)